Form 10-Q
period 2013-02-28
DIVIO HOLDINGS, CORP.
filed 2013-04-11
CIK 1557644

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2013

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to _______

Commission File No. 333-184796

DIVIO HOLDINGS, CORP.

(Exact name of registrant as specified in its charter)

Nevada	3751	99-0376273
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

Serafimovicha Street, 2-125

Moscow, Russia 119072

(Address of principal executive offices)

Tel:  (702) 425 8993

(Issuer’s telephone number)

1 | Page

Indicate by checkmark whether the issuer: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X ]   No[    ]

Indicate by check mark whether the registrant is a large accelerated filed, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer [  ] Accelerated filer [   ]

Non-accelerated filer [   ] Smaller reporting company [X]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X ]  No [  ]

Applicable Only to Issuer Involved in Bankruptcy Proceedings During the Preceding Five Years.

N/A

Indicate by checkmark whether the issuer has filed all documents and reports required to be filed by Section 12, 13 and 15(d) of the Securities Exchange Act of 1934 after the distribution of securities under a plan confirmed by a court.  Yes[   ]  No[   ]

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of April 11, 2013
Common Stock, $0.001	3,500,000

2 | Page

3 | Page

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	February 28, 2013 (Unaudited)	August 31, 2012
ASSETS
Current Assets
Cash	$ 4,219	$ 8,636
Total Current Assets	4,219	8,636
TOTAL ASSETS	$ 4,219	$ 8,636
LIABILITIES
Loans from Shareholders	$ 8,275	$ 5,775
Accounts Payable	-	-
Total Current Liabilities	8,275	5,775
TOTAL LIABILITIES	8,275	5,775
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 3,500,000 and 3,000,000 shares issued and outstanding as of February 28, 2013 and August 31, 2012 respectively	3,500	3,000
Deficit accumulated during the development stage	(7,556)	(139)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(4,056)	2,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 4,219	$ 8,636

See accompanying notes to financial statements

4 | Page

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	THREE MONTHS ENDED FEBRUARY 28, 2013	SIX MONTHS ENDED FEBRUARY 28, 2013	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO FEBRUARY 29, 2012	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO FEBRUARY 28, 2013
Revenue	$ 6,500	$ 6,500	$ -	$ 6,500
Cost of goods sold	5,500	5,500	-	5,500
Gross margin	1,000	1,000	-	1,000
General & Administrative Expenses	485	8,417	75	8,556
Income (loss) from operation	515	(7,417)	(75)	(7,556)
Income tax provision	-	-	-	-
NET INCOME (LOSS)	$ 515	$ (7,417)	$ (75)	$ (7,556)
NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$ 0.00	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,500,000	3,450,276

See accompanying notes to financial statements

5 | Page

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	SIX MONTHS ENDED FEBRUARY 28, 2013	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO FEBRUARY 29, 2012	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO FEBRUARY 28, 2013

Cash Flows used by Operating Activities
Net (loss)	$ (7,417)	$ (75)	$ (7,556)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	-	-	-
Net Cash used by Operating Activities	(7,417)	(75)	(7,556)

Cash Flows provided by Financing Activities
Proceeds from Loans from Shareholders	2,500	75	8,275
Proceeds from Sale of Common Shares	500	-	3,500
Net Cash provided by Financing Activities	3,000	75	11,775

Increase (Decrease) in Cash and Cash Equivalents	(4,417)	-	4,219
Cash and Cash Equivalents at Beginning of Period	8,636	-	-
Cash and Cash Equivalents at End of Period	$ 4,219	$ -	$ 4,219

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements

6 | Page

DIVIO HOLDINGS, CORP.

(A Development Stage Company)

Notes to Financial Statements

February 28, 2013

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Divio Holdings, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 27, 2012.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915,  “Development Stage Entities”. We sell used motorcycles. The Company has generated $6,500 in revenue as at February 28, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Divio Holdings, Corp. (“Divio” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s Registration Statement filed with the SEC on Form S-1. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for fiscal 2012, as reported in the Form S-1 of the Company, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $7,556 as of February 28, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Inventory

Inventory consists of used motorcycles and is valued at the lower of cost or market. The Company evaluates its inventory for excess and obsolescence on a regular basis. In preparing the evaluation the Company looks at the expected demand for the product in order to determine whether or not a reserve is necessary to record the inventory at the lower of cost or market. For the quarter ending February 28, 2013 we didn’t have any inventory.

3. COMMON STOCK

On September 18, 2012 the Company issued 500,000 of the Company’s common shares to an officer at par value for $500. As of February 28, 2013 there were 3,500,000 shares issued and outstanding.

On August 23, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to a Director.

4. RELATED PARTY TRANSACTIONS

As of February 28, 2013 a Director had loaned the Company $8,275.  The loan is non-interest bearing, due upon demand and unsecured.

7 | Page

FORWARD LOOKING STATEMENTS

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

GENERAL

DIVIO HOLDINGS, CORP. (“Divio”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on February 27, 2012 for the purpose of operating a used motorcycle purchase and resale business.  Our registration statement has been filed with the Securities and Exchange Commission on November 7, 2012 and has been declared effective on March 19, 2013.

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on February 27, 2012 to February 28, 2013.  As of February 28, 2013, we had total assets of $4,219 and total liabilities of $8,275.  Since our inception to February 28, 2013, we have accumulated a deficit of $7,556.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended February 28, 2013 Compared to the period from Inception (February 27, 2012) to February 29, 2012

Our net income for the three month period ended February 28, 2013 was $515 compared to a net loss of $75 during the period from inception (February 27, 2012) to February 29, 2012. During the three month period ended February 28, 2013, we  generated  revenues of $6,500.

During the three month period ended February 28, 2013, we incurred  general and administrative expenses and professional fees of $485 compared to $75 incurred during the period from inception (February 27, 2012) to February 29, 2012. General and administrative and professional fee expenses incurred during the three month period ended February 28, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,500,000 for the three month period ended February 28, 2013.

Six Month Period Ended February 28, 2013 Compared to the period from Inception (February 27, 2012) to February 28, 2013

Our net loss for the six month period ended February 28, 2013 was $7,417 compared to a net loss of $7,556 during the period from inception (February 27, 2012) to February 28, 2013. During the six month period ended February 28, 2013, we  generated  revenues of $6,500.

During the six month period ended February 28, 2013, we incurred  general and administrative expenses and professional fees of $8,417 compared to $8,556 incurred during the period from inception (February 27, 2012) to February 28, 2013. General and administrative and professional fee expenses incurred during the six month period ended February 28, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,450,276 for the six month period ended February 28, 2013.

8 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at February 28, 2013 our current assets were $4,219 compared to $8,636 in current assets at August 31, 2012. As at February 28, 2013, our current liabilities were $8,275.

Stockholders’ deficit was $4,056 as of February 28, 2013 compared to stockholders’ equity of $2,861 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the six month period ended February 28, 2013, net cash flows used in operating activities was $7,417. Net cash flows used in operating activities was $7,556 for the period from inception (February 27, 2012) to February 28, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the six month period ended February 28, 2013, net cash flows from financing activities was $3,000 received from proceeds from issuance of common stock and advance from director.

For the period from inception (February 27, 2012) to February 28, 2013, net cash provided by financing activities was $11,775 received from proceeds from issuance of common stock and advance from director.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

9 | Page

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2012 financial statements contained an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

No report required.

ITEM 4. CONTROLS AND PROCEDURES

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the six-month period ended February 28, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

10 | Page

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party involving us or our properties. As of the date of this Quarterly Report, no director, officer or affiliate is (i) a party adverse to us in any legal proceeding, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings pending or that have been threatened against us or our properties.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

No report required.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

No report required.

ITEM 4. MINE SAFETY DISCLOSURES

No report required.

ITEM 5. OTHER INFORMATION

No report required.

11 | Page

ITEM 6. EXHIBITS

Exhibits:

31.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1 Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVIO HOLDINGS, CORP.
Dated: April 11, 2013	By: /s/ Evgeny Donskoy
Evgeny Donskoy, President and Chief Executive Officer and Chief Financial Officer

12 | Page