Form 10-Q
period 2013-05-31
DIVIO HOLDINGS, CORP.
filed 2013-07-11
CIK 1557644

U.S. SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 Form 10-Q

Mark One

[ X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2013

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

Applicable Only to Corporate Registrants

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the most practicable date:

Class	Outstanding as of July 11, 2013
Common Stock, $0.001	4,320,000

2 | Page

3 | Page

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	May 31, 2013 (Unaudited)	August 31, 2012
ASSETS
Current Assets
Cash	$ 8,008	$ 8,636
Total Current Assets	8,008	8,636
TOTAL ASSETS	$ 8,008	$ 8,636
LIABILITIES
Advance from Shareholders	$ 8,275	$ 5,775
Accounts Payable	100	-
Total Current Liabilities	8,375	5,775
TOTAL LIABILITIES	8,375	5,775
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,320,000 and 3,000,000 shares issued and outstanding as of May 31, 2013 and August 31, 2012 respectively	4,320	3,000
Additional paid-in-capital	23,780	-
Deficit accumulated during the development stage	(28,467)	(139)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(367)	2,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 8,008	$ 8,636

See accompanying notes to financial statements

4 | Page

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)
	THREE MONTHS ENDED MAY 31, 2013	THREE MONTHS ENDED MAY 31, 2012	NINE MONTHS ENDED MAY 31, 2013	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO MAY 31, 2012	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO MAY 31, 2013
Revenue	$ -	$ -	$ 6,500	$ -	$ 6,500
Cost of goods sold	-	-	5,500	-	5,500
Gross margin	-	-	1,000	-	1,000
General & Administrative Expenses	20,911	-	29,328	75	29,467
Loss from operations	(20,911)	-	(28,328)	(75)	(28,467)
Income tax provision	-	-	-	-	-
NET LOSS	$ (20,911)	$ -	$ (28,328)	$ (75)	$ (28,467)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,060,435	-	3,655,897	-

See accompanying notes to financial statements

5 | Page

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)
	NINE MONTHS ENDED MAY 31, 2013	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO MAY 31, 2012	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO MAY 31, 2013

Cash Flows used by Operating Activities
Net loss	$ (28,328)	$ (75)	$ (28,467)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	100	-	100
Net Cash used by Operating Activities	(28,228)	(75)	(28,367)

Cash Flows provided by Financing Activities
Proceeds from Loans from Shareholders	2,500	275	8,275
Proceeds from Sale of Common Shares	25,100	-	28,100
Net Cash provided by Financing Activities	27,600	275	36,375

Change in Cash and Cash Equivalents	(628)	200	8,008
Cash and Cash Equivalents at Beginning of Period	8,636	-	-
Cash and Cash Equivalents at End of Period	$ 8,008	$ 200	$ 8,008

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements

6 | Page

DIVIO HOLDINGS, CORP.

(A Development Stage Company)

Notes to Financial Statements

May 31, 2013

(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Divio Holdings, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 27, 2012.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915,  “Development Stage Entities”. We sell used motorcycles. The Company has generated $6,500 in revenue as at May 31, 2013.

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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $28,467 as of May 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. COMMON STOCK

On September 18, 2012 the Company issued 500,000 of the Company’s common shares to an officer at par value for $500.

On August 23, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to a Director for the total proceeds of $3,000.

For the period March, 2013 through April, 2013 the Company sold 820,000 shares of common stock at a price of $0.03 per share for the total proceeds of $24,600.

As of May 31, 2013 there were 4,320,000 shares issued and outstanding.

4. RELATED PARTY TRANSACTIONS

As of May 31, 2013 a Director had advanced  the Company $8,275.  The loan is non-interest bearing, due upon demand and unsecured.

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

RESULTS OF OPERATION

We are a development stage company with limited operations since our inception on February 27, 2012 to May 31, 2013.  As of May 31, 2013, we had total assets of $8,008 and total liabilities of $8,375.  Since our inception to May 31, 2013, we have accumulated a deficit of $28,467.  We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern.  We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Three Month Period Ended May 31, 2013 Compared to the Three Month Period Ended May 31, 2012

Our net loss for the three month period ended May 31, 2013 was $20,911 compared to $0 during the three month period ended May 31, 2012. During the three month period ended May 31, 2013, we  have not generated any revenue.

During the three month period ended May 31, 2013, we incurred  general and administrative expenses and professional fees of $20,911 compared to $0 incurred during the three month period ended May 31, 2012. General and administrative and professional fee expenses incurred during the three month period ended May 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 4,060,435 for the three month period ended May 31, 2013.

Nine Month Period Ended May 31, 2013 Compared to the period from Inception (February 27, 2012) to May 31, 2012

Our net loss for the nine month period ended May 31, 2013 was $28,328 compared to a net loss of $75 during the period from inception (February 27, 2012) to May 31, 2012. During the nine month period ended May 31, 2013, we  generated  revenues of $6,500.

During the nine month period ended May 31, 2013, we incurred  general and administrative expenses and professional fees of $29,328 compared to $75 incurred during the period from inception (February 27, 2012) to May 31, 2012. General and administrative and professional fee expenses incurred during the nine month period ended May 31, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

The weighted average number of shares outstanding was 3,655,897 for the nine month period ended May 31, 2013.

8 | Page

LIQUIDITY AND CAPITAL RESOURCES

As at May 31, 2013 our current assets were $8,008 compared to $8,636 in current assets at August 31, 2012. As at May 31, 2013, our current liabilities were $8,375.

Stockholders’ deficit was $367 as of May 31, 2013 compared to stockholders’ equity of $2,861 as of August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the nine month period ended May 31, 2013, net cash flows used in operating activities was $28,228. Net cash flows used in operating activities was $75 for the period from inception (February 27, 2012) to May 31, 2012.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the nine month period ended May 31, 2013, net cash flows from financing activities was $27,600 received from proceeds from issuance of common stock and advance from director. For the period from inception (February 27, 2012) to May 31, 2012, net cash provided by financing activities was $275 received from advance from director.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2013. Based on that evaluation, our management concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Such officer also confirmed that there was no change in our internal control over financial reporting during the nine-month period ended May 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

DIVIO HOLDINGS, CORP.
Dated: July 11, 2013	By: /s/ Evgeny Donskoy
Evgeny Donskoy, President and Chief Executive Officer and Chief Financial Officer

12 | Page