Form 10-K
period 2013-08-31
DIVIO HOLDINGS, CORP.
filed 2013-10-22
CIK 1557644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the fiscal year ended August 31, 2013

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE  ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333 -184796

DIVIO HOLDINGS, CORP.

(Exact name of registrant as specified in its charter)

Nevada	3751	99-0376273
(State or Other Jurisdiction of	(Primary Standard Industrial	(IRS Employer
Incorporation or Organization)	Classification Number)	Identification Number)

Serafimovicha Street, 2-125

Moscow, Russia 119072

Tel:  (702) 425 8993

 (Address and telephone number of registrant's executive office)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the  registrant  is not  required  to file  reports  pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K  is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [X] No [ ]

As of October 22, 2013, the registrant had 4,320,000 shares of common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market has been established as of October 22, 2013.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

FORWARD-LOOKING STATEMENTS

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this annual report, the terms "we", "us", "our", "the Company", mean Divio Holdings, Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

GENERAL

DIVIO HOLDINGS, CORP. (“Divio”, "the Company", “our” or "we") was incorporated under the laws of the State of Nevada on February 27, 2012 for the purpose of operating a used motorcycle purchase and resale business.  Our registration statement has been filed with the Securities and Exchange Commission on November 7, 2012 and has been declared effective on March 19, 2013.

We intend to buy used motorcycles from motorcycle auctions and dealers in the United States and resell them in Russia. We plan to specialize in the Western part of Russia.

RESEARCH AND DEVELOPMENT EXPENDITURES

We have not incurred any other research or development expenditures since our incorporation.

SUBSIDIARIES

We do not have any subsidiaries.

PATENTS AND TRADEMARKS

We do not own, either legally or beneficially, any patents or trademarks.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any property.

ITEM 3. LEGAL PROCEEDINGS

We are not currently involved in any legal proceedings and we are not aware of any pending or potential legal actions.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No report required.

PART II

ITEM 5. MARKET FOR EQUITY SECURITIES AND OTHER STOCKHOLDER MATTERS

MARKET INFORMATION

There is a limited public market for our common shares.  Our common shares are quoted on the OTC Bulletin Board under the symbol “DVIO”.  Trading in stocks quoted on the OTC Bulletin Board is often thin and is characterized by wide fluctuations in trading prices due to many factors that may be unrelated to a company’s operations or business prospects.  We cannot assure you that there will be a market in the future for our common stock.

Our shares of common stock are quoted for trading on the OTC Bulletin Board. As of the date of this Annual report we had 33 shareholders of record.

DIVIDENDS

We have never paid or declared any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

We currently do not have any equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

Not Applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULT OF OPERATIONS

The following discussion should be read in conjunction with our financial statements, including the notes thereto, appearing elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs.  Our actual results could differ materially from those discussed in the forward looking statements.  Factors that could cause or contribute to such differences include, but are not limited to those discussed below and elsewhere in this Annual Report.  Our audited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

RESULTS OF OPERATIONS

We have incurred recurring losses to date. Our financial statements have been prepared assuming that we will continue as a going concern and, accordingly, do not include adjustments relating to the recoverability and realization of assets and classification of liabilities that might be necessary should we be unable to continue in operation.

We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

Our net loss for the fiscal year ended August 31, 2013 was $37,923 compared to a net loss of $139 during the period from Inception (February 27, 2012) to August 31, 2012. During fiscal year ended August 31, 2013, we generated $6,500 in revenue.

During the fiscal year ended August 31, 2013, we incurred general and administrative expenses of $38,923 compared to $139 incurred during the period from Inception (February 27, 2012) to August 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

As of August 31, 2013 our current assets were $5,913 compared to $8,636 in current assets at August 31, 2012. As of August 31, 2013, our current liabilities were $15,875.

Stockholders’ deficit was $9,962 as of August 31, 2013 compared to stockholders’ equity of $2,861 as of August 31, 2012.

The weighted average number of shares outstanding was 3,823,288 for the year ended August 31, 2013 compared to 129,032 for the period from Inception (February 27, 2012) to August 31, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the year ended August 31, 2013, net cash flows used in operating activities was $37,823. Net cash flows used in operating activities was $37,962 for the period from inception (February 27, 2012) to August 31, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the year ended August 31, 2013, net cash flows from financing activities was $35,100 received from proceeds from issuance of common stock and advances from shareholder.

For the period from inception (February 27, 2012) to August 31, 2013, net cash provided by financing activities was $43,875 received from proceeds from issuance of common stock and advances from shareholder.

PLAN OF OPERATION AND FUNDING

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business.

Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund our operations over the next six months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) acquisition of inventory; (ii) developmental expenses associated with a start-up business; and (iii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

MATERIAL COMMITMENTS

As of the date of this Annual Report, we do not have any material commitments.

PURCHASE OF SIGNIFICANT EQUIPMENT

We do not intend to purchase any significant equipment during the next twelve months.

OFF-BALANCE SHEET ARRANGEMENTS

As of the date of this Annual Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

GOING CONCERN

The independent auditors' report accompanying our August 31, 2013 and 2012 financial statements contains an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared "assuming that we will continue as a going concern," which contemplates that we will realize our assets and satisfy our liabilities and commitments in the ordinary course of business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm
Balance Sheets
Statements of Operations
Statement of Stockholder's Equity
Statements of Cash Flows
Notes to Financial Statements

LBB & ASSOCIATES LTD., LLP

10260 Westheimer Road, Suite 310

Houston, TX 77042

Phone: (713) 800-4343 Fax: (713) 456-2408

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Divio Holdings, Corp.

(A Development Stage Company)

Henderson, NV

We have audited the accompanying balance sheets of Divio Holdings, Corp., (the “Company”) as of August 31, 2013 and 2012, and the related statements of operations, stockholders' equity (deficit), and cash flows for the year ended August 31, 2013 and for the period from February 27, 2012 (inception) through August 31, 2013 and 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Divio Holdings, Corp. as of August 31, 2013 and 2012, and the results of its operations and its cash flows for the year ended August 31, 2013 and for the period from February 27, 2012 (inception) through August 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company's absence of significant revenues, recurring losses from operations, and its need for additional financing in order to fund its projected loss in 2014 raise substantial doubt about its ability to continue as a going concern. The 2013 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP

Houston, Texas

October 18, 2013

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS
	August 31, 2013	August 31, 2012
ASSETS
Current Assets
Cash	$ 5,913	$ 8,636
Total Current Assets	5,913	8,636
TOTAL ASSETS	$ 5,913	$ 8,636
LIABILITIES
Advances from Shareholder	$ 15,775	$ 5,775
Accounts Payable	100	-
Total Current Liabilities	15,875	5,775
TOTAL LIABILITIES	15,875	5,775
STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,320,000 and 3,000,000 shares issued and outstanding as of August 31, 2013 and 2012 respectively	4,320	3,000
Additional paid-in-capital	23,780	-
Deficit accumulated during the development stage	(38,062)	(139)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,962)	2,861
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$ 5,913	$ 8,636

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS
	YEAR ENDED AUGUST 31, 2013	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO AUGUST 31, 2012	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO AUGUST 31, 2013
Revenue	$ 6,500	$ -	$ 6,500
Cost of goods sold	5,500	-	5,500
Gross margin	1,000	-	1,000
General & Administrative Expenses	38,923	139	39,062
Loss from operations	(37,923)	(139)	(38,062)
Income tax provision	-	-	-
NET LOSS	$ (37,923)	$ (139)	$ (38,062)
NET LOSS PER SHARE: BASIC AND DILUTED	$ (0.01)	$ (0.00)
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	3,823,288	129,032

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT) FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO AUGUST 31, 2013
	Common Stock		Additional Paid-in- Capital	Deficit Accumulated during the Development Stage	Total Stockholder’s Equity (Deficit)
	Shares	Par Value

Balance at February 27, 2012	-	$ -	$ -	$ -	$ -
Proceeds from sale of shares	3,000,000	3,000	-	-	3,000
Net loss for the period ended August 31, 2012	-	-	-	(139)	(139)

Balance at August 31, 2012	3,000,000	3,000		(139)	2,861
Proceeds from sale of shares	1,320,000	1,320	23,780	-	25,100
Net loss for the period ended August 31, 2013	-	-	-	(37,923)	(37,923)
Balance at August 31, 2013	4,320,000	$ 4,320	$ 23,780	$ (38,062)	$ (9,962)

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS
	YEAR ENDED AUGUST 31, 2013	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO AUGUST 31, 2012	FOR THE PERIOD FROM FEBRUARY 27, 2012 (INCEPTION) TO AUGUST 31, 2013

Cash Flows used by Operating Activities
Net loss	$ (37,923)	$ (139)	$ (38,062)
Increase (Decrease) in Operating Liabilities:
Accounts Payable	100	-	100
Net Cash used by Operating Activities	(37,823)	(139)	(37,962)

Cash Flows provided by Financing Activities
Proceeds from Advances from Shareholder	10,000	5,775	15,775
Proceeds from Sale of Common Shares	25,100	3,000	28,100
Net Cash provided by Financing Activities	35,100	8,775	43,875

Change in Cash and Cash Equivalents	(2,723)	8,636	5,913
Cash and Cash Equivalents at Beginning of Period	8,636	-	-
Cash and Cash Equivalents at End of Period	$ 5,913	$ 8,636	$ 5,913

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ -	$ -	$ -
Income taxes paid	$ -	$ -	$ -

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP.

(A Development Stage Company)

Notes to Financial Statements

August 31, 2013

1. ORGANIZATION AND BUSINESS OPERATIONS

Divio Holdings, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 27, 2012.  The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. We sell used motorcycles. We intend to buy used motorcycles from motorcycle auctions and dealers in the United States and resell them in Russia. We plan to specialize in the Western part of Russia. The Company has generated $6,500 in revenue as of August 31, 2013.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future.  The Company has incurred losses since inception resulting in an accumulated deficit of $38,062 as of August 31, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern.  The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

Cash and Cash Equivalents

The Company considers all highly liquid instruments with an original maturity of three months or less at the time of issuance to be cash equivalents.

Use of Estimates and Assumptions

The  preparation  of  financial  statements  in conformity with accounting principles generally  accepted  in  the  United States requires  management  to  make   estimates and assumptions that  affect  the reported amounts of  assets and liabilities and disclosure of contingent assets and liabilities at  the  date  of  the  financial  statements  and the reported amounts of  revenues  and    expenses  during  the  reporting  period. Actual results could differ from those estimates. In management’s opinion, all adjustments necessary for a fair statement of the results for the period have been made, and all adjustments are of a normal recurring nature.

Recent accounting pronouncements

We have reviewed all the recent and not yet effective accounting pronouncements issued through the date of these financial statements, and we do not believe any of these pronouncements will have a material impact on the Company.

Fiscal Periods

The Company's fiscal year end is August 31.

Advertising

The Company follows the policy of charging the costs of advertising to expense as incurred. The Company incurred $-0- in advertising costs during the period February 27, 2012 (inception) to August 31, 2013

Revenue Recognition

The Company will recognize revenue in accordance with FASB ASC Topic 605, “Revenue Recognition”. FASB ASC 605 requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred; (3) the selling price is fixed and determinable; and (4) collectability is reasonably assured. Determination of criteria (3) and (4) are based on management's judgments regarding the fixed nature of the selling prices of the products delivered and the collectability of those amounts. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. The Company will defer any revenue for which the product has not been delivered or is subject to refund until such time that the Company and the customer jointly determine that the product has been delivered or no refund will be required.

3. COMMON STOCK

On August 23, 2012, the Company sold 3,000,000 shares of common stock at a price of $0.001 per share to a Director for the total proceeds of $3,000.

On September 18, 2012 the Company issued 500,000 of the Company’s common shares to an officer at par value for $500.

For the period from March 2013 through April 2013, the Company sold 820,000 shares of common stock at a price of $0.03 per share for the total proceeds of $24,600.

As of August 31, 2013 there were 4,320,000 shares issued and outstanding.

4. INCOME TAXES

As of August 31, 2013 the Company had net operating loss carry forwards of approximately  $38,000 that may be available to reduce future years’ taxable income through 2033. Future tax benefits which may arise as a result of these losses have not been recognized in these financial statements, as their realization is determined not likely to occur and accordingly, the Company has recorded a valuation allowance for the deferred tax asset relating to these tax loss carry-forwards.

Components of net deferred tax assets, including a valuation allowance, are as follows as of August 31, 2013 and 2012.

	2013	2012
Deferred tax assets:
Net operating loss carry forward	$ 12,900	$ 100
Total deferred tax assets	12,900	100
Less: valuation allowance	(12,900)	(100)
Net deferred tax assets	$ -	$ -

The valuation allowance for deferred tax assets as of August 31, 2013 was $12,900. In assessing the recovery of the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income in the periods in which those temporary differences become deductible. Management considers the scheduled reversals of future deferred tax assets, projected future taxable income, and tax planning strategies in making this assessment. As a result, management determined it was more likely than not the deferred tax assets would not be realized as of August 31, 2013.

Reconciliation between the statutory rate and the effective tax rate is as follows at August 31, 2013 and 2012:

	2013	2012
Federal statutory tax rate	(34.0)%	(34.0)%
Change in valuation allowance	34.0%	34.0%
Effective tax rate	-%	-%

5. RELATED PARTY TRANSACTIONS

As of August 31, 2013 a Director had advanced the Company $15,775.  The advances are non-interest bearing, due upon demand and unsecured.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T). CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

An evaluation was conducted under the supervision and with the  participation of our management, including Mr. Evgeny Donskoy our Chief  Executive  Officer and our Chief Financial  Officer of the effectiveness of the design and operation of our disclosure  controls  and  procedures  as of  August 31, 2013.  Based  on  that evaluation,  Mr. Donskoy concluded that our disclosure  controls and procedures were  effective  as of such date to ensure that  information  required to be disclosed  in the  reports that we file or submit  under the  Exchange  Act, is recorded,  processed,  summarized and reported within the time periods specified in SEC rules and forms.  Such officer also confirmed that there was no change in our internal  control over financial  reporting  during the year ended August 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

We maintain  "disclosure  controls and  procedures,"  as such term is defined in Rule 13a-15(e) under the Securities  Exchange Act of 1934 (the "Exchange  Act"), that are  designed to ensure that  information required to be  disclosed in our Exchange Act reports is recorded, processed,  summarized and reported within the time periods  specified in the  Securities  and  Exchange  Commission  rules and forms,  and that  such  information  is  accumulated  and  communicated  to our management,  including our Chief Executive  Officer/Chief  Financial Officer, as appropriate,  to  allow  timely  decisions  regarding required  disclosure.  We conducted an evaluation (the  "Evaluation"),  under the supervision and with the participation  of our Chief  Executive  Officer/Chief  Financial  Officer of the effectiveness  of the  design and  operation  of our  disclosure  controls  and procedures  ("Disclosure  Controls") as of the end of the period covered by this report  pursuant to Rule  13a-15 of the  Exchange  Act.  The  evaluation  of our disclosure controls and procedures included a review of the disclosure controls' and  procedures' objectives,  design,  implementation  and  the  effect  of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this Annual report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

The directors and Officers currently serving our Company is as follows:

Name	Age	Positions and Offices

Evgeny Donskoy (1)	37	President, Treasurer and director

Alexey Didenko (1)	37	Secretary

(1) c/o Divio Holdings, Corp., Serafimovicha Street, 2-125, Moscow, Russia 119072.

The directors named above will serve until the next annual meeting of the stockholders or until their respective resignation or removal from office. Thereafter, directors are anticipated to be elected for one-year terms at the annual stockholders’ meeting. Officers will hold their positions at the pleasure of the Board of Directors, absent any employment agreement, of which none currently exists or is contemplated.

Evgeny Donskoy

Evgeny Donskoy has acted as President and Treasurer our sole director since our formation on February 27, 2012.  He also acted as our Secretary from February 27, 2012 until September 18, 2012.  Since 2005 Mr. Donskoy has owned and operates MosMoto Ltd, a private company distributing spare parts for motorcycles. Mr. Donskoy’s entrepreneurial desire evidenced by his ideas which led to the establishment of our business, and his experience in the motorcycle parts business led to our conclusion that Mr. Donskoy should be serving as a member of our Board of Directors in light of our business and structure.

Alexey Didenko

Alexey Didenko has acted as our Secretary since September 18, 2012.  Since 2000, Mr. Didenko has owned and operated a hardware store, Ust-Orda, Russia.

AUDIT COMMITTEE

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we have no operations, at the present time, we believe the services of a financial expert are not warranted.

SIGNIFICANT EMPLOYEES

Other than our directors, we do not expect any other individuals to make a significant contribution to our business.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid by us for the last two fiscal years ending August 31, 2013 and 2012 for each of our officers. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any. The compensation discussed addresses all compensation awarded to, earned by, or paid to named executive officers.

EXECUTIVE OFFICER COMPENSATION TABLE

Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Stock Awards (US$)	Option Awards (US$)	Non-Equity Incentive Plan Compensation (US$)	Nonqualified Deferred Compensation Earnings (US$)	All Other Compensation (US$)	Total (US$)
Evgeny Donskoy (1)	2013	0	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0	0

(1) Serves as President, Treasurer and director.

We have no employment agreements with any of our officers. We do not contemplate entering into any employment agreements until such time as we begin profitable operations.

The compensation discussed herein addresses all compensation awarded to, earned by, or paid to our named executive officers.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

 None of our directors have received monetary compensation since our inception to the date of this prospectus. We currently do not pay any compensation to our directors serving on our board of directors.

CHANGE OF CONTROL

As of August 31, 2013, we had no pension plans or compensatory plans or other arrangements which provide compensation in the event of a termination of employment or a change in our control.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of August 31, 2013 regarding the ownership of our common stock by each shareholder known by us to be the beneficial owner of more than five percent of our outstanding shares of common stock, each director and all executive officers and directors as a group. Except as otherwise indicated, each of the shareholders has sole voting and investment power with respect to the shares of common stock beneficially owned.

	Name and Address	Number of Shares
Title of Class	of Beneficial Owner	Owned Beneficially	Percent of Class Owned

Common Stock:	Mr. Evgeny Donskoy; President, Treasurer and director (1)	3,000,000	69.4%

Common Stock:	Alexey Didenko, Secretary, Treasurer and director (1)	500,000	11.6%

All executive officers and directors as a group (2 persons)		3,500,000	81%

 (1) c/o Divio Holdings, Corp., Serafimovicha Street, 2-125, Moscow, Russia 119072.

The percent of class is based on 4,320,000 shares of common stock issued and outstanding as of the date of this annual report.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On August 23, 2012, we offered and sold 3,000,000 shares of common stock to Evgeny Donskoy, our President, Treasurer and sole director, at a purchase price of $0.001 per share, for aggregate proceeds of $3,000.

As of August 31, 2013, Evgeny Donskoy, the Company’s President, Treasurer and director had advanced $15,775 to the Company.  This amount is payable upon demand, unsecured, non-interest bearing, has no term.

On September 18, 2012, we offered and sold 500,000 shares of common stock to Alexey Dindenko, our Secretary, at a purchase price of $0.001 per share, for aggregate proceeds of $500.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

During  fiscal year ended August 31, 2013, we incurred  approximately $8,485 in fees to our principal independent accountants for professional services rendered in connection  with the audit of our financial statements for the fiscal year ended August 31, 2012 and for the reviews of our financial statements for the quarters ended November 30, 2012, February 28, 2013  and May 31, 2013.

ITEM 15. EXHIBITS

The following exhibits are filed as part of this Annual Report.

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

DIVIO HOLDINGS, CORP.
Dated: October 22, 2013	By: /s/ Evgeny Donskoy
Evgeny Donskoy, President and Chief Executive Officer and Chief Financial Officer