Form 10-Q
period 2013-11-30
DIVIO HOLDINGS, CORP.
filed 2014-01-14
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2013

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission file number 333-184796

DIVIO HOLDINGS, CORP.
(Exact name of registrant as specified in its charter)

Nevada	99-0376273
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

55 A Cliff View Drive, Green Bay, Auckland, NZ
(Address of principal executive offices) (zip code)

011-64-210623777
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]     No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [X]     No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

i

Indicate by check mark whether the registrant is a shell company (as defined in Rule Yes [ ] No [X] 12b-2 of the Exchange Act).

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
4,320,000 common shares issued and outstanding as at January 10, 2014.

ii

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended November 30, 2013 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

DIVIO HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	November 30, 2013	August 31, 2013

ASSETS
Current Assets
Cash	$622	$5,913
Total Current Assets	622	5,913
TOTAL ASSETS	$622	$5,913

LIABILITIES
Advances	$-	$15,775
Accounts Payable	350	100
Total Current Liabilities	350	15,875
TOTAL LIABILITIES	350	15,875

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, par value $0.001; 75,000,000 shares authorized, 4,320,000 shares issued and outstanding as of November 30, 2013 and August 31, 2013	4,320	4,320
Additional paid-in-capital	39,555	23,780
Deficit accumulated during the development stage	(43,603)	(38,062)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	272	(9,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$622	$5,913

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

			FOR THE
			PERIOD FROM
			FEBRUARY 27,
	THREE MONTHS	THREE MONTHS	2012
	ENDED	ENDED	(INCEPTION) TO
	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2013	2012	2013
Revenue	$-	$-	$6,500
Cost of goods sold	-	-	5,500
Gross margin	-	-	1,000
General & Administrative Expenses	5,541	8,592	44,603
Loss from operations	(5,541)	(8,592)	(43,603)
Income tax provision	-	-	-
NET LOSS	$(5,541)	$(8,592)	$(43,603)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,320,000	3,401,099

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			FOR THE
			PERIOD FROM
	THREE	THREE	FEBRUARY 27,
	MONTHS	MONTHS	2012
	ENDED	ENDED	(INCEPTION) TO
	NOVEMBER 30,	NOVEMBER 30,	NOVEMBER 30,
	2013	2012	2013

Cash Flows used by Operating Activities
Net loss	$(5,541)	$(8,592)	$(43,603)
Changes in Operating Assets and Liabilities:
Inventory	-	(5,500)	-
Accounts Payable	250	3,490	350
Net Cash used by Operating Activities	(5,291)	(10,602)	(43,253)

Cash Flows provided by Financing Activities
Proceeds from Advances	-	2,500	15,775
Proceeds from Sale of Common Shares	-	500	28,100
Net Cash provided by Financing Activities	-	3,000	43,875

Change in Cash and Cash Equivalents	(5,291)	(7,602)	622
Cash and Cash Equivalents at Beginning of Period	5,913	8,636	-
Cash and Cash Equivalents at End of Period	$622	$1,034	$622

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Debt forgiveness	$15,775	$-	$15,775

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP.
(A Development Stage Company)
Notes to Financial Statements
November 30, 2013
(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Divio Holdings, Corp. (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 27, 2012. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. Until recently we were in the business of selling used motorcycles. We used to buy used motorcycles from motorcycle auctions and dealers in the United States and resell them in Russia. However, with a new CEO having now taken control, the Company is looking for other opportunities and is no longer active in the used motorcycle business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of Divio Holdings, Corp. (“Divio” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for year ended August 31, 2013, as reported in the Form 10-K of the Company, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $43,603 as of November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. As of November 30, 2013 there were 4,320,000 common shares issued and outstanding.

4. RELATED PARTY TRANSACTIONS

As of August 31, 2013 a former Director had advanced the Company $15,775. The advances were non-interest bearing, due upon demand and unsecured. During the three months ended November 30, 2013, the former Director forgave the amounts owing to him. The Company recorded the forgiveness of the advances as a contribution of capital of $15,775.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. These statements relate to future events or our future financial performance. These statements often can be identified by the use of terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and important factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

As used in this Form 10-Q, the terms "we", "us", "our", "the Company", mean Divio Holdings, Corp., unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate Overview

We were incorporated under the laws of the State of Nevada on February 27, 2012 for the purpose of operating a used motorcycle purchase and resale business.

On October 25, 2013, our majority shareholders, Evgeny Donskoy and Alexey Didenko, sold their controlling interest of an aggregate of 3,500,000 shares of our common stock to James Grant.

Following the purchase of shares, Mr. Grant was appointed Chief Executive Officer, President, Secretary, Treasurer, Chief Financial Officer and to our board of directors, and as a result, Evgeny Donskoy resigned as President, Chief Executive Officer, Chief Financial Officer, Secretary, Treasurer, and from our board of directors.

We are no longer active in the motorcycle purchase and resale business and are currently seeking out other opportunities for the Company.

Results of Operations

We are a development stage company with limited operations since our inception on February 27, 2012 to November 30, 2013. As of November 30, 2013, we had total assets of $622 and total liabilities of $350. Since our inception to November 30, 2013, we have accumulated a deficit of $43,603. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

A former director had advanced the Company $15,775, such advance being non-interest bearing, due upon demand and unsecured. During the three months ended November 30, 2013, the former director forgave the amounts owing to him. The Company recorded the forgiveness of the advances as a contribution of capital of $15,775.

Three Month Period Ended November 30, 2013 Compared to the Three Month Period Ended November 30, 2012

Our net loss for the three month period ended November 30, 2013 was $5,541 compared to $8,592 during the three month period ended November 30, 2012. During the three month period ended November 30, 2013, we have not generated any revenue.

During the three month period ended November 30, 2013, we incurred general and administrative expenses and professional fees of $5,541 compared to $8,592 incurred during the three month period ended November 30, 2012. General and administrative and professional fee expenses incurred during the three month period ended November 30, 2013 were generally related to corporate overhead, financial and administrative contracted services, such as legal and accounting, developmental costs, and marketing expenses.

Liquidity and Capital Resources

As at November 30, 2013 our current assets were $622 compared to $6,534 in current assets at November 30, 2012. As at November 30, 2013, our current liabilities were $350.

Stockholders’ equity was $272 as of November 30, 2013 compared to stockholders’ deficit of $5,231 as of November 30, 2012.

Cash Flows from Operating Activities

We have not generated positive cash flows from operating activities. For the three month period ended November 30, 2013, net cash flows used in operating activities was $5,291. Net cash flows used in operating activities was $43,253 for the period from inception (February 27, 2012) to November 30, 2013.

Cash Flows from Financing Activities

We have financed our operations primarily from either advancements or the issuance of equity and debt instruments. For the three month period ended November 30, 2013, net cash flows from financing activities was $nil. For the period from inception (February 27, 2012) to November 30, 2013, net cash provided by financing activities was $43,875 received from proceeds from the issuance of common stock and advance from director.

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

Off Balance Sheet Arrangements

As of the date of this Quarterly Report, we do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $43,603 as of November 30, 2013 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2013. Based on that evaluation, Mr. Grant concluded that our disclosure controls and procedures were effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. We conducted an evaluation (the "Evaluation"), under the supervision and with the participation of our Chief Executive Officer/Chief Financial Officer of the effectiveness of the design and operation of our disclosure controls and procedures ("Disclosure Controls") as of the end of the period covered by this report pursuant to Rule 13a-15 of the Exchange Act. The evaluation of our disclosure controls and procedures included a review of the disclosure controls' and procedures' objectives, design, implementation and the effect of the controls and procedures on the information generated for use in this report. In the course of our evaluation, we sought to identify data errors, control problems or acts of fraud and to confirm the appropriate corrective actions, if any, including process improvements, were being undertaken. Our Chief Executive Officer/Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2013, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no material pending legal proceedings to which our company is a party or of which any of our properties is the subject. In addition, we do not know of any such proceedings contemplated by any governmental authorities.

We know of no material proceedings in which any of our directors, officers or affiliates, or any registered or beneficial stockholder is a party adverse to our company or has a material interest adverse to our company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal interim period ended November 30, 2013, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
(3)	Articles of Incorporation and Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-1 filed on November 7, 2011)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-1 filed on November 7, 2011)
(31)	Rule 13a-14 Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Grant
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Grant
(101)	Interactive Data File
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DIVIO HOLDINGS, CORP.

/s/ James Grant
James Grant
Chief Executive Officer, President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: January 14, 2014