Form 10-Q
period 2014-02-28
DIVIO HOLDINGS, CORP.
filed 2014-04-18
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2014

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________to ____________

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
Yes [X] No [   ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
4,320,000 common shares issued and outstanding as at April 16, 2014.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended February 28, 2014 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

DIVIO HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS
(Unaudited)

DIVIO HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	February 28, 2014	August 31, 2013

ASSETS
Current Assets
Cash	$10,000	$5,913
Total Current Assets	10,000	5,913
TOTAL ASSETS	$10,000	$5,913

LIABILITIES
Current Liabilities
Advances	$-	$15,775
Accounts Payable	10,066	100
Loan Payable	10,000	-
Total Current Liabilities	20,066	15,875
TOTAL LIABILITIES	20,066	15,875
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001; 75,000,000 shares authorized, 4,320,000 shares issued and outstanding as of February 28, 2014 and August 31, 2013	4,320	4,320
Additional paid-in-capital	39,555	23,780
Deficit accumulated during the development stage	(53,941)	(38,062)
TOTAL STOCKHOLDERS’ DEFICIT	(10,066)	(9,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$10,000	$5,913

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					FOR THE
	THREE		SIX		PERIOD FROM
	MONTHS	THREE	MONTHS	SIX	FEBRUARY 27,
	ENDED	MONTHS	ENDED	MONTHS	2012
	FEBRUARY	ENDED	FEBRUARY	ENDED	(INCEPTION)
	28,	FEBRUARY	28,	FEBRUARY 28,	TO FEBRUARY
	2014	28, 2013	2014	2013	28, 2014
Revenue	$-	$6,500	$-	$6,500	$6,500
Cost of goods sold	-	5,500	-	5,500	5,500
Gross margin	-	1,000	-	1,000	1,000
General & Administrative Expenses	10,338	485	15,879	8,417	54,941
Income (loss) from operations	(10,338)	515	(15,879)	(7,417)	(53,941)
Income tax provision	-	-	-	-	-
NET INCOME (LOSS)	$(10,338)	$515	$(15,879)	$(7,417)	$(53,941)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$(0.00)	$0.00	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,320,000	3,500,000	4,320,000	3,450,276

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			FOR THE PERIOD
	SIX MONTHS	SIX MONTHS	FROM FEBRUARY
	ENDED	ENDED	27, 2012
	FEBRUARY 28,	FEBRUARY 28,	(INCEPTION) TO
	2014	2013	FEBRUARY 28, 2014

Cash Flows used by Operating Activities
Net loss	$(15,879)	$(7,417)	$(53,941)
Changes in Operating Assets and Liabilities:
Inventory	-	-	-
Accounts Payable	9,966	-	10,066
Net Cash used by Operating Activities	(5,913)	(7,417)	(43,875)

Cash Flows provided by Financing Activities
Proceeds from Loans Payable	10,000	-	10,000
Proceeds from Advances	-	2,500	15,775
Proceeds from Sale of Common Shares	-	500	28,100
Net Cash provided by Financing Activities	10,000	3,000	53,875

Change in Cash and Cash Equivalents	4,087	(4,417)	10,000
Cash and Cash Equivalents at Beginning of Period	5,913	8,636	-
Cash and Cash Equivalents at End of Period	$10,000	$4,219	$10,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-

Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Debt forgiveness	$15,775	$-	$15,775

See accompanying notes to financial statements

DIVIO HOLDINGS, CORP.
(A Development Stage Company)
Notes to Financial Statements
February 28, 2014
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

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $53,941 as of February 28, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. COMMON STOCK

The authorized capital of the Company is 75,000,000 common shares with a par value of $ 0.001 per share. As of February 28, 2014 there were 4,320,000 common shares issued and outstanding.

4. LOAN PAYABLE

On February 13, 2014, the Company issued a demand note payable for cash proceeds received of $10,000. The note bears interest at 6% per annum commencing March 1, 2014, is due on demand, and unsecured.

5. RELATED PARTY TRANSACTIONS

As of August 31, 2013 a former Director had advanced the Company $15,775. The advances were non-interest bearing, due upon demand and unsecured. During the six months ended February 28, 2014, the former Director forgave the amounts owing to him. The Company recorded the forgiveness of the advances as a contribution of capital of $15,775.

6. SUBSEQUENT EVENT

On April 9, 2014, the Company issued a demand note payable for cash proceeds received of $10,000. The note bears interest at 6% per annum, is due on demand, and unsecured.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements

This quarterly report on Form 10-Q contains forward-looking statements. Forward-looking statements are projections of events, revenues, income, future economic performance or management’s plans and objectives for future operations. In some cases, you can identify forward-looking statements by the use of terminology such as “may”, “should”, “expect”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or “continue” or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, which may cause our company’s or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

While these forward-looking statements and any assumptions upon which they are based are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

As used in this Form 10-Q, the terms “we”, “us”, “our”, the “Company”, mean Divio Holdings, Corp., unless otherwise indicated.

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

Current Business

We are no longer active in the motorcycle purchase and resale business and are currently seeking new business opportunities with established business entities for the merger or other form of business combination with our company. In certain instances, a target business may wish to become our subsidiary or may wish to contribute assets to us rather than merge. Although we have entered into a non-binding letter of intent for one such opportunity, we have not entered into any definitive agreement to date and there can be no assurance that we will be able to enter into any definitive agreement.

We anticipate that any new acquisition or business opportunities that we may acquire will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation and enter into such an agreement. If our company requires additional financing and we are unable to acquire such funds, our business may fail.

Even if we are able to enter into a business opportunity and obtain the necessary funding, there is no assurance that any revenues would be generated by us or that revenues generated would be sufficient to provide a return to investors.

We may seek a business opportunity with entities who have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our company. In addition, it is likely that our sole officer and director will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. We believe that there are numerous firms in various industries seeking the perceived benefits of being a publicly reporting corporation. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Business opportunities that we believe are in the best interests of our company may be scarce or we may be unable to obtain the ones that we want. We can provide no assurance that we will be able to locate compatible business opportunities.

Currently, we do not have a source of revenue and we are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through equity and debt financings, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our company may have difficulties raising capital until we locate a suitable business opportunity through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Letter of Intent and Commitment with PCS Link, Inc. dba Greenwood & Hall

Effective March 19, 2014, our company entered into a non-binding letter of intent with PCS Link, Inc. dba Greenwood & Hall, a company organized under the State of California, whereby, following entry into a formal agreement and the closing thereof, we propose to acquire all of the securities of PCS Link, Inc. dba Greenwood & Hall in exchange for the issuance of 25,250,000 shares of our common stock. Although we are proceeding with the negotiation of a formal agreement with PCS Link, Inc. dba Greenwood & Hall, we have not entered into such an agreement at this time and we can offer no assurance that a formal agreement will be entered into or, if it is entered into, that such formal agreement will close.

Results of Operations

We are a development stage company with limited operations since our inception on February 27, 2012. We anticipate that we will continue to incur substantial losses in the next 12 months. Our financial statements have been prepared assuming that we will continue as a going concern. We expect we will require additional capital to meet our long term operating requirements. We expect to raise additional capital through, among other things, the sale of equity or debt securities.

The following summary of our results of operations should be read in conjunction with our financial statements for the three and six months ended February 28, 2014.

	Three Months	Three Months
	Ended	Ended	Six Months Ended	Six Months Ended
	February 28, 2014	February 28, 2013	February 28, 2014	February 28, 2013
Revenue	$-	$6,500	$-	$6,500
Cost of goods sold	-	5,500	-	5,500
Gross margin	-	1,000	-	1,000
General & Administrative Expenses	10,338	485	15,879	8,417
Income (loss) from operations	(10,338)	515	(15,879)	(7,417)
Income tax provision	-	-	-	-
NET INCOME (LOSS)	$(10,338)	$515	$(15,879)	$(7,417)

Three Months Ended February 28, 2014 Compared to Three Months Ended February 28, 2013

During the three months ended February 28, 2014, we have not generated any revenue and did not have costs of goods sold as we abandoned the motorcycle purchase and resale business. During the three months ended February 28, 2013, we had the revenue of $6,500 from motorcycle sales and $5,500 in costs of goods sold, consisting mostly of parts costs.

During the three months ended February 28, 2014, we incurred general and administrative expenses of $10,338 compared to $485 incurred during the three months ended February 28, 2013. The increase in general and administrative expenses was due to an increase in legal and accounting fees.

Six Months Ended February 28, 2014 Compared to Six Months Ended February 28, 2013

During the six months ended February 28, 2014, we have not generated any revenue and did not have costs of goods sold as we abandoned the motorcycle purchase and resale business. During the six months ended February 28, 2013, we had the revenue of $6,500 from motorcycle sales and $5,500 in costs of goods sold, consisting mostly of parts costs.

During the six months ended February 28, 2014, we incurred general and administrative expenses of $15,879 compared to $8,417 incurred during the six months ended February 28, 2013. The increase in general and administrative expenses was due to an increase in legal and accounting fees.

Liquidity and Capital Resources

Working Capital

	February 28, 2014	August 31, 2013
Total Current Assets	$10,000	$5,913
Total Current Liabilities	20,066	15,875
Total Stockholders’ Deficit	$(10,066)	$(9,962)

The decrease in working capital was due to no revenues and no fundraising activities.

Cash Flows

	SIX MONTHS	SIX MONTHS
	ENDED	ENDED
	FEBRUARY 28,	FEBRUARY 28,
	2014	2013
Net Cash used by Operating Activities	$(5,913)	$(7,417)
Net Cash provided by Financing Activities	$10,000	$3,000

The change in net cash used in operating activities in the six months ended February 28, 2014 as compared to the six months ended February 28, 2013 was due to higher expenses. The increase in cash provided by financing activities in the six months ended February 28, 2014 as compared to the six months ended February 28, 2013 was due to a loan we borrowed to pay our expenses.

Promissory notes

On February 13, 2014, we issued a promissory note in the amount of $10,000 to Pareall International Ltd. The promissory note is payable on demand, unsecured, and accrues interest calculated monthly at a rate of 6% per annum, payable on maturity. Interest commenced to accrue on and after March 1, 2014.

On April 9, 2014, we issued another promissory note in the amount of $10,000 to Pareall International Ltd. The promissory note is payable on demand, unsecured, and accrues interest calculated monthly at a rate of 6% per annum, payable on maturity.

Cash Requirements

We anticipate that our cash on hand will not be sufficient to satisfy all of our cash requirements for the next twelve month period. We currently do not have committed sources of additional financing and may not be able to obtain additional financing, particularly, if the volatile conditions in the stock and financial markets persist. If we require any additional financing, we plan to raise any such additional capital primarily through equity or debt financing, provided that such funding continues to be available to our company. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing as required on a timely basis, we will not be able to meet certain obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

In their report on our financial statements for the year ended August 31, 2013, our independent auditors included an explanatory paragraph regarding the substantial doubt about our ability to continue as a going concern. We have not yet achieved profitable operations, have accumulated losses since our inception and expect to incur further losses in the development of our business, all of which raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Off Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as that term is defined in Rule 13a-15(e) and Rule 15d-15(e), promulgated by the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934. Disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed in our company’s reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer to allow timely decisions regarding required disclosure.

As of the end of the period covered by this quarterly report, our management, with the participation of our principal executive officer and principal financial officer, evaluated our company’s disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of the end of the period covered by this quarterly report, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 28, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended February 28, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On February 13, 2014, we issued a promissory note in the amount of $10,000 to Pareall International Ltd. The promissory note is payable on demand, unsecured, and accrues interest calculated monthly at a rate of 6% per annum, payable on maturity. Interest commenced to accrue on and after March 1, 2014.

On April 9, 2014, we issued another promissory note in the amount of $10,000 to Pareall International Ltd. The promissory note is payable on demand, unsecured, and accrues interest calculated monthly at a rate of 6% per annum, payable on maturity.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-1 filed on November 7, 2011)
3.3	Bylaws (incorporated by reference from our Registration Statement on Form SB-1 filed on November 7, 2011)
10.1*	Promissory note dated February 13, 2014 issued to Pareall International Ltd.
10.2*	Promissory note dated April 9, 2014 issued to Pareall International Ltd.
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Grant
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Grant
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

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
Date April 17, 2014