Form 10-Q
period 2014-05-31
GREENWOOD HALL, INC.
filed 2014-07-18
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2014

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-184796

GREENWOOD HALL, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0376273
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

55 A Cliff View Drive, Green Bay, Auckland, NZ
(Address of principal executive offices) (Zip Code)

011-64-210623777
(Registrant’s telephone number, including area code)

DIVIO HOLDINGS, CORP.
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

54,000,000 common shares issued and outstanding as at July 18, 2014.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended May 31, 2014 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

GREENWOOD HALL, INC.
(FORMERLY DIVIO HOLDINGS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
INDEX TO FINANCIAL STATEMENTS

Balance Sheets
Statements of Operations
Statements of Cash Flows
Notes to Financial Statements

GREENWOOD HALL, INC.
(FORMERLY DIVIO HOLDINGS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
(Unaudited)

	May 31, 2014	August 31, 2013

ASSETS
Current Assets
Cash	$-	$5,913
Total Current Assets	-	5,913
TOTAL ASSETS	$-	$5,913

LIABILITIES
Current Liabilities
Advances	$-	$15,775
Accounts Payable and Accrued Liabilities	14,584	100
Loan Payable	20,000	-
Total Current Liabilities	34,584	15,875
TOTAL LIABILITIES	34,584	15,875
STOCKHOLDERS’ DEFICIT
Common stock, par value $0.001; 937,500,000 shares authorized, 54,000,000 shares issued and outstanding as of May 31, 2014 and August 31, 2013	54,000	54,000
Additional paid-in-capital	(10,125)	(25,900)
Deficit accumulated during the development stage	(78,459)	(38,062)
TOTAL STOCKHOLDERS’ DEFICIT	(34,584)	(9,962)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$5,913

See accompanying notes to financial statements

GREENWOOD HALL, INC.
(FORMERLY DIVIO HOLDINGS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
(Unaudited)

					FOR THE
	THREE	THREE	NINE	NINE	PERIOD FROM
	MONTHS	MONTHS	MONTHS	MONTHS	FEBRUARY 27,
	ENDED	ENDED	ENDED	ENDED	2012
	MAY 31,	MAY 31,	MAY 31,	MAY 31,	(INCEPTION) TO
	2014	2013	2014	2013	MAY 31, 2014
Revenue	$-	$-	$-	$6,500	$6,500
Cost of goods sold	-	-	-	5,500	5,500
Gross margin	-	-	-	1,000	1,000
General & Administrative Expenses	24,518	20,911	40,397	29,328	79,459
Loss from operations	(24,518)	(20,911)	(40,397)	(28,328)	(78,459)
Income tax provision	-	-	-	-	-
NET LOSS	$(24,518)	$(20,911)	$(40,397)	$(28,328)	$(78,459)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	54,000,000	50,755,438	54,000,000	45,698,713

See accompanying notes to financial statements

GREENWOOD HALL, INC.
(FORMERLY DIVIO HOLDINGS, CORP.)
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(Unaudited)

			FOR THE PERIOD
			FROM FEBRUARY
	NINE MONTHS	NINE MONTHS	27, 2012
	ENDED MAY 31,	ENDED MAY 31,	(INCEPTION) TO
	2014	2013	MAY 31, 2014

Cash Flows used by Operating Activities
Net loss	$(40,397)	$(28,328)	$(78,459)
Changes in Operating Assets and Liabilities:
Accounts Payable and Accrued Liabilities	14,484	100	14,584
Net Cash used by Operating Activities	(25,913)	(28,228)	(63,875)

Cash Flows provided by Financing Activities
Proceeds from Loans Payable	20,000	-	20,000
Proceeds from Advances	-	2,500	15,775
Proceeds from Sale of Common Shares	-	25,100	28,100
Net Cash provided by Financing Activities	20,000	27,600	63,875

Change in Cash and Cash Equivalents	(5,913)	(628)	-
Cash and Cash Equivalents at Beginning of Period	5,913	8,636	-
Cash and Cash Equivalents at End of Period	$-	$8,008	$-

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH TRANSACTIONS:
Debt forgiveness	$15,775	$-	$15,775

See accompanying notes to financial statements

GREENWOOD HALL, INC.
(FORMERLY DIVIO HOLDINGS, CORP.)
(A Development Stage Company)
Notes to Financial Statements
May 31, 2014
(Unaudited)

1. ORGANIZATION AND BUSINESS OPERATIONS

Greenwood Hall, Inc. (formerly Divio Holdings, Corp.) (“the Company”) was incorporated under the laws of the State of Nevada, U.S. on February 27, 2012. Effective July 1, 2014, the Company changed its name from Divio Holdings, Corp. to Greenwood Hall, Inc. The Company is in the development stage as defined under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 915, “Development Stage Entities”. Until recently we were in the business of selling used motorcycles. We used to buy used motorcycles from motorcycle auctions and dealers in the United States and resell them in Russia. However, with a new CEO having now taken control, the Company is looking for other opportunities and is no longer active in the used motorcycle business.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for our interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements that would substantially duplicate the disclosure contained in the audited financial statements for year ended August 31, 2013, as reported in the Form 10-K of the Company, have been omitted.

Going Concern

The financial statements have been prepared on a going concern basis which assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business for the foreseeable future. The Company has incurred losses since inception resulting in an accumulated deficit of $78,459 as of May 31, 2014 and further losses are anticipated in the development of its business raising substantial doubt about the Company’s ability to continue as a going concern. The ability to continue as a going concern is dependent upon the Company generating profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management intends to finance operating costs over the next twelve months with existing cash on hand and loans from directors and or private placement of common stock.

3. COMMON STOCK

Effective July 1, 2014, the Company affected a 12.5 to 1 forward stock split of our authorized and issued and outstanding common stock. As a result, the Company’s authorized capital of common stock increased from 75,000,000 shares of common stock with a par value of $0.001 per share to 937,500,000 shares of common stock with a par value of $0.001 per share. All share and per share information has been retroactively adjusted to reflect the forward stock split. At May 31, 2014, the Company had 54,000,000 split-adjusted shares of common stock outstanding.

4. LOAN PAYABLE

a)	On February 13, 2014, the Company issued a demand note payable for cash proceeds received of $10,000. The note bears interest at 6% per annum commencing March 1, 2014.

b)	On April 9, 2014, the Company issued a demand note payable for cash proceeds received of $10,000. The note bears interest at 6% per annum.

5. RELATED PARTY TRANSACTIONS

As of August 31, 2013 a former Director had advanced the Company $15,775. The advances were non-interest bearing, due upon demand and unsecured. During the nine months ended May 31, 2014, the former Director forgave the amounts owing to him. The Company recorded the forgiveness of the advances as a contribution of capital of $15,775.

6. Commitment

a)

Effective March 19, 2014, the Company entered into a non-binding letter of intent with PCS Link, Inc. dba Greenwood & Hall, a company organized under the State of California, whereby, following entry into a formal agreement and the closing thereof, the Company proposes to acquire all of the securities of PCS Link, Inc. dba Greenwood & Hall in exchange for the issuance of 25,250,000 shares of the Company’s common stock. As of May 31, 2014, the Company was proceeding with the negotiation of a formal agreement with PCS Link, Inc. dba Greenwood & Hall. The Company has not entered into such an agreement at this time and can offer no assurance that a formal agreement will be entered into or, if it is entered into, that such formal agreement will close.

7. SUBSEQUENT EVENTS

a)

Effective July 1, 2014, the Company completed a merger with its wholly-owned subsidiary, Greenwood Hall, Inc., a Nevada corporation, which was incorporated solely to effect the name change. As a result, the Company’s name changed from “Divio Holdings, Corp.” to “Greenwood Hall, Inc.”

b)	Effective July 1, 2014, the Company affected a 12.5 to 1 forward stock split of our authorized and issued and outstanding common stock.

c)	Subsequent to May 31, 2014, the President of the Company returned 43,750,000 split adjusted shares of common stock to treasury for cancellation for no consideration.

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

As used in this Form 10-Q, the terms “we”, “us”, “our”, the “Company”, mean Greenwood Hall, Inc. (formerly Divio Holdings, Corp.), unless otherwise indicated.

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

Effective July 1, 2014, we completed a merger with our wholly-owned subsidiary, Greenwood Hall, Inc., a Nevada corporation, which was incorporated solely to effect a change in our name. As a result, we have changed our name from “Divio Holdings, Corp.” to “Greenwood Hall, Inc.” Also effective July 1, 2014, we affected a 12.5 to 1 forward stock split of our authorized and issued and outstanding common stock. As a result, our authorized capital of common stock increased from 75,000,000 shares of common stock with a par value of $0.001 per share to 937,500,000 shares of common stock with a par value of $0.001 per share and our previously outstanding 4,320,000 shares of common stock increased to 54,000,000 shares of common stock outstanding.

The name change and forward split became effective with the OTC Bulletin Board at opening for trading on July 1, 2014 under the stock symbol “DVIOD”. Our stock symbol is expected to be changed to “ELRN” effective on or about July 29, 2014. Our new CUSIP number is 39715T 100.

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

The following summary of our results of operations should be read in conjunction with our financial statements for the three and nine months ended May 31, 2014.

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	May 31, 2014	May 31, 2013	May 31, 2014	May 31, 2013
Revenue	$-	$-	$-	$6,500
Cost of goods sold	-	-	-	5,500
Gross margin	-	-	-	1,000
General & Administrative
Expenses	24,518	20,911	40,397	29,328
Loss from operations	(24,518)	(20,911)	(40,397)	(28,328)
Income tax provision	-	-	-	-
NET INCOME (LOSS)	$(24,518)	$(20,911)	$(40,397)	$(28,328)

Three Months Ended May 31, 2014 Compared to Three Months Ended May 31, 2013

During the three months ended May 31, 2014 and 2013, we have not generated any revenue and did not have costs of goods sold.

During the three months ended May 31, 2014, we incurred general and administrative expenses of $24,518 compared to $20,911 incurred during the three months ended May 31, 2013. The increase in general and administrative expenses was due to an increase in legal and accounting fees.

Nine Months Ended May 31, 2014 Compared to Nine Months Ended May 31, 2013

During the nine months ended May 31, 2014, we have not generated any revenue and did not have costs of goods sold as we abandoned the motorcycle purchase and resale business. During the nine months ended May 31, 2013, we had the revenue of $6,500 from motorcycle sales and $5,500 in costs of goods sold, consisting mostly of parts costs.

During the nine months ended May 31, 2014, we incurred general and administrative expenses of $40,397 compared to $29,328 incurred during the nine months ended May 31, 2013. The increase in general and administrative expenses was due to an increase in legal and accounting fees.

Liquidity and Capital Resources

Working Capital

	May 31, 2014	August 31, 2013
Total Current Assets	$-	$5,913
Total Current Liabilities	34,584	15,875
Working Capital Deficit	(34,584)	(9,962)

The decrease in working capital was due to no revenues and limited fundraising activities.

Cash Flows

	Nine Months Ended	Nine Months Ended
	May 31, 2014	May 31, 2013
Net Cash used by Operating Activities	$(25,913)	$(28,228)
Net Cash provided by Financing Activities	20,000	27,600

The decrease in net cash used in operating activities in the nine months ended May 31, 2014 as compared to the nine months ended May 31, 2013 was due to an increase in accounts payables during the nine months ended May 31, 2014. The decrease in cash provided by financing activities in the nine months ended May 31, 2014 as compared to the nine months ended May 31, 2013 was due to obtaining a greater amount of financing through the issuance of common shares during the nine months ended May 31, 2013 than was received from the two loans we borrowed to pay our expenses during the nine months ended May 31, 2014.

Promissory notes

On February 13, 2014, we issued a promissory note in the amount of $10,000 to Pareall International Ltd. The promissory note is payable on demand, unsecured, and accrues interest calculated monthly at a rate of 6% per annum, payable on maturity. Interest commenced to accrue on and after March 1, 2014.

On April 9, 2014, we issued a promissory note in the amount of $10,000 to Pareall International Ltd.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended May 31, 2014, we have not sold any equity securities that were not registered under the Securities Act of 1933 that were not previously reported in an annual report on Form 10-K, a quarterly report on Form 10-Q or a current report on Form 8-K.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-1 filed on November 7, 2011)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-1 filed on November 7, 2011)
3.3	Certificate of Change dated effective July 1, 2014 (incorporated by reference from our current report on Form 8-K filed on July 7, 2014)
3.4	Articles of Merger dated effective July 1, 2014 (incorporated by reference from our current report on Form 8-K filed on July 7, 2014)
10.1	Promissory note dated February 13, 2014 issued to Pareall International Ltd. (incorporated by reference from our quarterly report on Form 10-Q filed on April 18, 2014)
10.2	Promissory note dated April 9, 2014 issued to Pareall International Ltd. (incorporated by reference from our quarterly report on Form 10-Q filed on April 18, 2014)
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of James Grant
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of James Grant
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase
101.DEF*	XBRL Taxonomy Extension Definition Linkbase
101.LAB*	XBRL Taxonomy Extension Label Linkbase
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD HALL, INC.

/s/ James Grant
James Grant
Chief Executive Officer, President, Treasurer, Secretary and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)
Date: July 18, 2014