Form 10-K
period 2014-08-31
GREENWOOD HALL, INC.
filed 2014-12-15
CIK 1557644

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-184796

Greenwood Hall, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0376273
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1936 East Deere Avenue, Suite 120, Santa Ana,	92705
California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number (949) 655-5000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 18, 2014, there were 43,382,900 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREENWOOD HALL, INC.

i

Cautionary Statement Regarding Forward-Looking Statements

This report contains forward-looking statements. These statements are based on the Company’s (as hereinafter defined) current beliefs, expectations and assumptions about future events, conditions and results and on information currently available to them. All statements, other than statements of historical fact, included herein regarding the Company’s strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect,” “may,” “anticipate,” “intend,” “would,” “plan,” “believe,” “estimate,” “should,” and similar words and expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Forward-looking statements in the report include express or implied statements concerning the Company’s future revenues, expenditures, capital or other funding requirements, the adequacy of the Company’s current cash and working capital to fund present and planned operations and financing needs, expansion of and demand for product offerings, and the growth of the Company’s business and operations through acquisitions or otherwise, as well as future economic and other conditions both generally and in the Company’s specific geographic and product markets. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors and Special Considerations” in this report. Given those risks, uncertainties and other factors, many of which are beyond the Company’s control, you should not place undue reliance on these forward-looking statements.

The forward-looking statements relate only to events as of the date on which the statements are made. Neither the Company nor PCS Link (as hereinafter defined) undertakes any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures the Company makes in future public filings, statements and press releases.

Item 1. Business

Our Mission

Our corporate mission is to enable colleges and universities to remain relevant by helping them expand access to personalized educational opportunities that are flexible, affordable, and prepare students for career opportunities. We assist schools in maximizing student experience and driving successful student outcomes while leveraging technology to help reinvent their operating and financial models.

We provide cloud-based education management services to schools that address the entire student lifecycle. Our solutions combine strategy, experienced personnel, proven processes and robust technology to provide end-to-end services that begin with recruitment and student enrollment and end with post-graduation job placement, career networking, and alumni relations. Our services are utilized by schools that need to enhance the student experience and are looking to expand into new markets such as online learning or international. All of our solutions are designed to help public and not-for-profit higher education institutions generate sustainable improvements in operating and financial results, while improving student success and satisfaction.

Our services include: (a) solutions that support the entire student lifecycle including lead generation/marketing, new student recruitment, enrollment counseling, financial aid advising, new student recruitment, retention counseling, career advising, student concierge, and help desk services; (b) consulting services, including market assessments and analysis of internal operational efficiency; and (c) various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid, and classroom), and make certain institutional decisions. In addition to education management services, we provide donor lifecycle management services to various major non-profit organizations. The donor lifecycle management services are mainly related to legacy operations of our Company prior to entering the education marketplace in 2006.

We believe that our end-to-end solutions that span the entire student lifecycle provide us with an advantage over competing providers that often address isolated segments of the student lifecycle spectrum, such as student retention, or student acquisition. We generally focus on small to medium-sized, private, not-for-profit, and medium-sized to large public institutions.

We have a demonstrated track record of helping higher education clients improve their operating and financial performance while improving student outcomes. Since 2006, we have helped colleges and universities generate in excess of $270 million in college tuition revenue by custom tailoring our solutions to each institution’s requirements and organizational structure.

The measured benefits of our clients include:

•	Generated more than 31,000 new enrollments;
•	Secured more than 27,400 continuing enrollments;
•	Generated more than $9.1 million in marketing budget savings for one major client;
•	Reduced cost of student services by an average of 41% (excluding intangible costs);
•	Reduced cost of student acquisition by an average of more than 36%, or up to $8,500 per student; and
•	Produced an average client return on their investment using our solutions of 35%-50%.

Our key achievements since 2006 include:

•	Served more than 450,000 traditional and non-traditional students (adult learners/online students);
•	Processed more than 5.6 million student inquiries; and
•	Answered 95% of all inquiries for student service (admissions, financial aid, student services) compared to an average of fewer than 65% in some cases when institutions handled their own inquiries

Our Company is built on a strong foundation of experience. We have a 16-year operating history in providing mission critical donor lifecycle management services to leading non-profits such as the American Red Cross and Stand Up to Cancer. During that time, we have generated more than $1.2 billion in aggregate donor contributions for non-profit clients. In 2006, we entered the education sector by leveraging our know-how in serving non-profits and our highly differentiated model, which combines strategy, people, processes and technology. We remain committed to providing services to the non-profit sector, but expect the majority of future revenue will continue to come from the education sector.

We have a growing list of clients that include many prestigious colleges and universities, most of which are non-profit institutions. As of November 30, 2014, we have served more than 40 education clients and more than 70 individual degree programs since entering the education sector. Among these notable institutions include the University of Alabama, Pepperdine University, University of Massachusetts, Texas Tech University, Saint Leo University, Concordia University, Simmons College, University of Mississippi, and the University of Maine. During 2014, we have added the following new clients: Florence-Darlington Technical College, Tennessee Temple University, Pepperdine University, Embry Riddle Aeronautical University, Woodbury University, Vermont Law School, St. Gregory’s University, Shorelight Education, Saint Mary’s University of Minnesota, and Stand Up To Cancer (2014) Telecast. Several of our service contracts are fixed-fee, annual or multi-year contracts that generate recurring monthly revenue. The remaining contracts are negotiated at an agreed-upon rate, based on the volume of services. Most have a one-year term and minimum revenue guarantees. Over the past three years, we have enjoyed a 100% renewal rate among our state school contracts that go through the formal renewal bid process.

We believe that our business is well positioned for growth. We have a multi-pronged growth strategy that includes adding new clients and expanding our service offerings to existing clients. To execute on our growth strategy, we are increasing our sales force and are extending our thought leadership through presentations at industry conferences to develop relationships that drive our business. We also plan to enhance our offerings through additional SaaS-technology offerings, including learning management, mobile course delivery, and other technologies aimed at supporting student engagement and success. We have entered into a separate agreement with Gambassa, Inc. to acquire learning management and workflow technology that facilitates this expansion, and our move into the K-12 education market. We are also expanding into the international market, including the opening of a presence in Shanghai, China during the past year.

Our Company has a strong operational infrastructure to support continued growth. Our technology-enabled platform is capable of handling millions of inquiries per month, we operate state-of-the-art education service centers, and our cloud-based technology supports 24/7, multilingual inbound and outbound calls, email inquiries, web chat, click-to-chat, text messaging and instant messaging. Our platform is technology-agnostic and can be easily incorporated with any client technology that comes with a client engagement.

Our Company is headquartered in Santa Ana, California, and we have facilities and offices in Phoenix, Arizona; College Station, Texas; and Shanghai, China.

We generate revenue by charging recurring and transactional fees associated with the specific services we provide to our customers. Our most significant expenses are compensating employees, sales/marketing, facilities/ technology and debt service.

Market Overview and Opportunities

We estimate the near-term addressable market for our current offering at more than $8.9 billion in the domestic higher education market alone. Currently, we have market penetration of less than 1% of the more than 4,700 not-for-profit colleges and universities in the United States. Our low-level of current market penetration creates a sizable opportunity for our Company and positions us for revenue growth.

The market for higher education management services is currently ripe for disruption due to declining enrollment at many not-for-profit institutions, which has increased the cost per enrolled student for some institutions. Additionally, due to shifts in how students want their education delivered, many of institutions are facing new challenges in enrolling, engaging and retaining students. More students are seeking solutions that provide flexible access to education, meet affordability requirements, help in accomplishing education and career goals, and meet their return-on-investment expectations given tuition costs. Among the trends driving these changes include the proliferation of cost-effective mobile devices and social media, broad availability of data (including predictive analytics and more data-based decision making), greater flexibility in the delivery of education (online vs. on-campus plus mobile) and the desire by students for more personalized support. Most colleges and universities do not have the resources (human capital, technology or financial) or know-how to effectively meet these challenges.

Longer-term market trends for growth bode well for our Company due to increasing demand for postsecondary education. Additionally, it is expected that the economy will create 55 million job openings by 2020, 65% of which will require postsecondary education. (Source: Georgetown University Center on Education and the Workforce).

Our Solutions

We offer cloud-based, end-to-end solutions that address the pressures that make the efficient management of the student lifecycle among the most critical priorities for higher education institutions today. We believe we are uniquely qualified to help institutions of higher learning face these dynamic changes due to our comprehensive student lifecycle management solutions. Our model combines strategy, experienced personnel, proven processes and robust technology to provide end-to-end business solutions that support new student enrollment, student retention, career preparation, career advising and job placement, and alumni relations. We have a demonstrated track record of generating results as well as financial and operational improvement for colleges and universities in multiple sectors, a proven and scalable operating model, and a clearly defined technology roadmap to expand our service offerings.

Our solutions have helped our clients to improve student recruitment and retention, increase revenue and reduce costs, enhance student satisfaction, better understand students’ needs, provide students with 24/7 support, launch online learning enterprises, and compete with larger or more well-known schools.

We have a competitive advantage in offering a unique, comprehensive student lifecycle management solution that combines technology, processes, strategy, and people. We take a flexible approach to developing customized programs for each client engagement with the ability to deliver solutions either bundled or unbundled. Additionally, we offer a proven fee-for-service model versus solely a “tuition sharing” approach that is only compatible with a handful of the marketplace.

Our Growth Strategy

Key initiatives of our growth strategy include 1) expanding current direct sales and marketing resources to generate growth from new and existing customers, 2) enhancing and developing new strategic partnerships to expand reach; 3) introducing new technology-based offerings that focus on student learning, increase student engagement, delivery of online and mobile instruction, maximize student success and enhanced experiences; 4) expanding into the K-12 and international markets; and 5) building on our industry and thought leadership position to create visibility and demand.

Our Services

Key components of our end-to-end student lifecycle management solutions are:

•	Student Recruitment & Enrollment – Our Student Recruitment and Enrollment services include interactive and traditional lead-generation as well as end-to-end recruitment solutions for academic programs of all types including online degree programs. We help clients identify and reach out to qualified potential students, recruit prospective students, provide enrollment counseling and advice on financial aid options and eligibility, guide students through the enrollment process, and help to ensure that students have a great first week experience. From the first interaction with prospective students, our enrollment counselors act as an extension of the client, and establish and foster close, collaborative relationships with students. These close relationships, which begin in the recruitment process and extend through the entire student lifecycle, result in significantly improved leads to enrollment rates, increased persistence, enhanced student experience, and better student outcomes over the long term.

•	Student Success & Retention – Our student retention counselors and success coaches leverage web-based tools to monitor and assess student progress against their stated education and career goals, and provide student-specific counsel to keep them on track and navigate barriers to success. Counselors proactively contact assigned students each term to ensure students register for the next term, have all instructional materials/textbooks, have made any necessary payment arrangements, are up-to-date on any financial aid requirements, and any other obstacles to student persistence are handled. We also offers a student concierge service that provide students with professional support on a wide range of needs including financial aid, payments, registration, password resets and portal support.

•	Career Advising and Job Placement – We offer proactive career advising services that coach and motivate students to persist and graduate, and help students plan for life after graduation. Our student retention counselors and success coaches collaborate with school-based academic advisors and students to develop customized career paths, including working with students to make sure they are fully utilizing all on-campus career services. Our career advice and job placement counselors also assist in determining career interests, arranging and preparing students for job interviews, providing support with interview preparation, resume building and garnering references. Additionally, this group tracks student success after graduation to help build career networks and job opportunities for future graduates and validate a school’s return on investment.

•	We also provide our education clients with strategic advisory services and analysis that help them manage their institutions more efficiently and effectively. These include strategic marketing assessments, financial and operating efficiency evaluations to aid in decision making, and data and IT services that enable clients to better analyze and manage data, and improving communications with students.

Technology-Enabled Solutions: Our technology roadmap is aimed at providing solutions and developing data-driven business intelligence that enable school clients to create better learning outcomes, more efficiently and effectively engage students, and develop data-driven business intelligence offerings that help them better understand and support students. The company intends to leverage both internal resources and partnerships for development of SaaS- and cloud-based technology. These initiatives include:

•	My 24/7 Campus – First-of-its-kind, interactive student services and support mobile app that connects students to all their student information, financial services, collaboration tools, tutoring, 24/7 student concierge, personalized alerts, career placement support and our virtual counseling – via text, voice, or video.

•	EduDrive – Success management with dashboard, cutting-edge analytics, artificial intelligence capabilities and seamless integration to all sources of student data (internal and external to a school).

•	HigherMastery – SaaS mobile learning platform that incorporates cutting-edge learning management and game-based learning tools, on-demand content development and incorporation; financial literacy programming; collaboration; data-driven career placement; and one-touch student support. Recently, we entered into an agreement with Gambassa, Inc. to acquire its next-generation, cloud-based learning management solution technology, that we expect to utilize for launching HigherMastery and to support our entry into the K-12 market.

Competition

The Company competes with a number of firms directly and indirectly. Key competitors include: 2U, Inc., Embanet-Pearson plc, Blackboard Inc., Ellucian, Inc., Xerox Higher Education Services, PlattForm Advertising, Inc., Royall & Company, Wiley & Company, Instructure, Inc., Desire2Learn, Ruffalo CODY, LLC, Academic Partnerships, LLC and Global Financial Aid Services, Inc. In many cases, companies serving the marketplace focus on specific services (e.g. enrollment, online programs, marketing, financial aid, etc.), different types of schools, etc. Companies may also differ based on their revenue and pricing model. Some companies generate revenue based on a percentage of tuition of programs they support for their school clients while other providers, such as Greenwood & Hall, employ a fee-for-service model. While the Company generally focuses on small to medium-sized, private, not-for-profit and medium-sized to large public institutions, the Company is also planning to focus more resources on conducting business with larger private-for-profit institutions and some select not-for-profit institutions.

Customers

The Company principally supports post-secondary colleges and universities, mainly in the not-for-profit and public sectors. Current and past education customers include: the University of Alabama, University of Mississippi, Pepperdine University, University of Massachusetts, Simmons College, Texas Tech University, University of Houston, and Shorelight Education. Our other customers include: the American Red Cross, Entertainment Industry Foundation, MarkeTouch Media, Inc. (“MarkeTouch”), and Patriot Communications, LLC. Currently, our two largest customers account for approximately one-third of our revenue.

Government Regulation

Higher education is a heavily regulated sector. The sector is regulated via governmental regulation (state and federal), market forces and through self-regulation in the form of private accreditation associations of universities, as recognized by the United States Department of Education (the “USDOE”). Accrediting bodies play a significant role in overseeing institutional financial health, operating practices, and academic quality. Essentially, the USDOE supervises these accrediting bodies. At the same time, the USDOE plays a major role in regulating the higher education marketplace due to the federal government’s involvement in higher education through the issuance and guarantee of student loans as well as direct grant funding. These programs, known as Federal Student Aid (FSA), are regulated under the authority of Title IV of the United States Code. Title IV’s design ensures colleges and universities act as ethical stewards of federal funds. Mainly, it regulates enrollment practices, accountability reporting, and, in the case of for-profit institutions, how much of a school’s revenue comes from federal student aid programs. Title IV and its funding is important as it relates to students’ ability to attend college and institutions to operate. The federal government has taken a more involved role in the regulation of higher education over the past six (6) years. With federal education policy focused on increasing college attainment, the likelihood of reduction of overall federal support of higher education is minimal; however, the federal government has begun to fund alternative forms of higher education including “competency-based” programs and has indicated a desire to provide funding based on student outcomes. Further, the federal government is requiring colleges and universities to increase disclosures regarding student experiences and outcomes, is implementing a “score card” system that rates post-secondary schools, and has enacted regulations that could limit the ability of certain schools to offer certain types of academic programs if they are deemed to not provide a sufficient level of employment and income for students compared to the cost of the program.

Employees

As of the date of this report, we have 141 employees, all of whom are employed full-time.

Trademarks

Greenwood Hall, Greenwood & Hall, and EduDrive and our corresponding logos are our trademarks.

Explanatory Note

On June 20 , 2014, Divio Holdings, Corp., a Nevada corporation (“DHC”), entered into an Agreement and Plan of Merger pursuant to which DHC merged with its newly formed, wholly owned subsidiary, Greenwood Hall, Inc. (“Merger Sub I”), a Nevada corporation (the “DHC Merger”). Upon consummation of the DHC Merger, the separate existence of Merger Sub I ceased and DHC, the surviving corporation in the DHC Merger, became known as Greenwood Hall, Inc.

Effective July 1, 2014, DHC completed the DHC Merger. As a result, DHC changed its name from “Divio Holdings, Corp.” to “Greenwood Hall, Inc.” Also effective July 1, 2014, DHC effected a 12.5 to one forward stock split of its authorized and issued and outstanding common stock. As a result, its authorized capital of common stock increased from 75,000,000 shares of common stock with a par value of $0.001 per share to 937,500,000 shares of common stock with a par value of $0.001 per share and its previously outstanding 4,320,000 shares of common stock increased to 54,000,000 shares of common stock outstanding.

On July 22, 2014, Greenwood Hall, Inc., a Nevada corporation (the “Company”), and its wholly owned subsidiary, Greenwood Hall Acquisition Inc., a California corporation (“Merger Sub”), entered into a Merger Agreement and Plan of Reorganization, dated June 20, 2014 (the “Merger Agreement”), by and among (i) the Company, (ii) PCS Link, Inc. d/b/a Greenwood & Hall (“PCS Link”), and (iii) Merger Sub. Pursuant to the terms of the Merger Agreement, PCS Link merged with Merger Sub on July 23, 2014, with PCS Link emerging as the surviving entity and with the stockholders of PCS Link receiving 25,250,000 shares of the Company’s $0.001 par value per share common stock (“Common Stock”) in exchange for all of the issued and outstanding shares of PCS Link’s $0.002 par value per share common stock (“PCS Link Common Stock”) (other than “dissenting shares” as defined in California Corporations Code Section 1300) as set forth in the Merger Agreement (the “Merger”).

As used in this report, the terms the “we,” “us,” and “our” refer to the Company, after giving effect to the Merger, unless otherwise stated or the context clearly indicates otherwise.

This report contains summaries of the material terms of various agreements executed in connection with the transactions described herein. The summaries of these agreements are subject to, and are qualified in their entirety by, reference to these agreements, all of which are incorporated herein by reference.

The Merger

On July 23, 2014, the Company and its wholly owned subsidiary, Merger Sub, completed the Merger Agreement, dated July 22, 2014, by and among the Company, Merger Sub, and PCS Link. Pursuant to the Merger Agreement, Merger Sub merged with and into PCS Link with PCS Link remaining as the surviving corporation (the “Surviving Corporation”) in the Merger. Upon the consummation of the Merger, the separate existence of Merger Sub ceased, and PCS Link became a wholly-owned subsidiary of the Company. A copy of the Merger Agreement is attached as Exhibit 2.1 to the report on Form 8-K filed with the SEC on July 29, 2014 (“July 29, 2014 Form 8-K”) and is incorporated herein by reference. In connection with the Merger and at the Effective Time (as defined below), the holders of all of the issued and outstanding shares of PCS Link Common Stock exchanged all of such shares (other than “dissenting shares” as defined in California Corporations Code Section 1300) for a combined total of 25,250,000 shares of the Company’s Common Stock (the “Company Merger Consideration”).

Each share of capital stock of Merger Sub that was issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”), by virtue of the Merger and without further action on the part of PCS Link, Merger Sub, or the Company, was converted into one share of the Surviving Corporation at the Effective Time. After the Merger, each certificate evidencing ownership of shares of Merger Sub common stock evidenced ownership of such shares of common stock of the Surviving Corporation.

At the Effective Time, all shares of PCS Link Common Stock that were owned by PCS Link as treasury stock or reserved for issuance by PCS Link immediately prior to the Effective Time were cancelled and extinguished without any conversion thereof and no amount of the Company Merger Consideration was allocated or paid in connection threrewith.

The Merger Agreement contains customary representations, warranties, and covenants of the Company, PCS Link, and Merger Sub for a reverse triangular merger (and accompanying transactions). Breaches of representations and warranties are secured by customary indemnification provisions. The Merger is treated as a recapitalization of the Company for financial accounting purposes. The historical financial statements of the Company before the Merger will be replaced with the historical financial statements of PCS Link before the Merger in all future filings with the Securities and Exchange Commission (the “SEC”).

Convertible Note Financing

On March 24, 2014, PCS Link entered into a convertible note with Pareall International Limited (“Pareall”), whereby Pareall provided PCS Link with a loan of $1,350,000 (“Pareall Loan”) on terms set out in a promissory note (“Pareall Note”) of the same date. The Pareall Loan was used by PCS Link for general working capital purposes. In connection with the closing of the Merger, the proceeds of the Pareall Loan and all accrued interest thereon converted into 1,386,450 Units (as defined below), which were issued to Pareall in full satisfaction of all amounts due and owing to Pareall under Pareall Note. The Pareall Note is filed as Exhibit 4.2(i) to the July 29, 2014 Form 8-K and is incorporated herein by reference.

Private Placement

On July 23, 2014, the Company completed a private placement of units (each, a “Unit”) at $1.00 per Unit (the “Financing Price”) for aggregate gross proceeds of $1,650,000 (the “Private Placement Financing”). Each Unit consists of one share of Common Stock and one immediately vested warrant, with each such warrant entitling the holder to acquire one additional share of Common Stock on or before the date which is two years from the date of the Merger for a price of $1.30 per share. The Company neither has nor will be required to pay any other fees, issue additional stock/warrants other than described in this paragraph, or enter into any consulting agreements with any third parties in connection with the aforementioned Private Placement Financing.

Share Cancellation

In connection with the consummation of the Merger, James Grant, a former director and officer of the Company, returned 43,750,000 shares (3,500,000 pre-split shares) of the Company’s common stock to the treasury of the Company for cancellation without consideration (the “Share Cancellation”). The share cancellations became effective on July 23, 2014.

The Merger, the Private Placement Financing, the Pareall Loan and the related transactions are collectively referred to in this report Form 10-K as the “Transactions.”

All of the securities issued in connection with the Transactions are “restricted securities,” and as such are subject to all applicable restrictions specified by federal and state securities laws. Effective as of the closing of the Private Placement Financing, the Company entered into registration rights agreements with the investors that participated in the Private Placement Financing and Pareall, pursuant to which the Company has agreed to file with the SEC one or more registration statements relating to the resale of the shares of its common stock issued and sold in the Private Placement Financing.

Accounting Treatment; Change of Control

The Merger was accounted for as a “reverse merger” with PCS Link as the accounting acquirer and the Company as the legal acquirer. Although, from a legal perspective, the Company acquired PCS Link, from an accounting perspective, the transaction is viewed as a recapitalization of PCS Link accompanied by an issuance of stock by PCS Link for the net assets of Greenwood Hall, Inc. This is because Greenwood Hall, Inc. did not have operations immediately prior to the merger, and following the merger, PCS Link is the operating company. The board of directors of Greenwood Hall, Inc. immediately after the merger consisted of five directors, with four of the five directors nominated by PCS Link. Additionally, PCS Link’s stockholders owned 71% of the outstanding shares of Greenwood Hall, Inc. immediately after completion of the transaction. Except as described in the previous paragraphs, no arrangements or understandings exist among present or former controlling stockholders with respect to the election of members of our board of directors and, to our knowledge, no other arrangements exist that might result in a change of control of the Company. Furthermore, as a result of the issuance of the shares of Common Stock pursuant to the Merger, a change in control of the Company occurred as of the date of consummation of the Merger. Immediately following the Merger, the business of PCS Link became our business.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are not required to deliver an annual report to our security holders, but will provide one voluntarily if a written request is sent to us at our principal executive office at 1936 East Deere Avenue, Suite 120, Santa Ana, California. Reports filed with the SEC pursuant to the Exchange Act, including our annual and quarterly reports, and other reports we file, can be inspected and copied on official business days during the hours of 10 a.m. to 3 p.m. prevailing eastern time at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Investors can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov).

Item 1A. Risk Factors

Information provided in this report may contain forward-looking statements that reflect management’s current view with respect to future events, the viability or efficacy of our products and our future performance. Such forward-looking statements may include projections with respect to market size and acceptance, revenues and earnings, marketing and sales strategies and business operations, as well as efficacy of our products.

We operate in a highly competitive and highly regulated business environment. Our business can be expected to be affected by government regulation, economic, political and social conditions, and other conditions and factors. Our actual results could differ materially from management’s expectations because of changes both within and outside of our control. Due to such uncertainties and the risk factors set forth in this report, prospective investors are cautioned not to place undue reliance upon such forward-looking statements.

Risks Related to Our Business

We have incurred losses for fiscal 2014 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We are not profitable and have incurred losses in the last fiscal year. Our net loss for the eight months ended August 31, 2014 was $3.53 million. As of August 31, 2014, we had an accumulated deficit of $9.3 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs, and increase our program marketing and sales efforts to drive the increase of universities and colleges utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we can provide no assurance as to whether or when we will again achieve profitability. If we are not able to achieve and maintain profitability, the value of our Company and our Common Stock could decline significantly.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital. We cannot assure you that we will be able to obtain equity or debt financing on acceptable terms, or at all, to implement our growth strategy. As a result, we cannot assure you that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

We will need substantial additional funding to continue our operations, which could result in dilution. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our development of new programs or commercialization efforts and could cause our business to have insufficient funding for our current operations.

The expansion of our operations and our restructuring have consumed substantial amounts of cash during the last year. We expect to need substantial additional funding to continue to pursue our business and continue with our expansion plans. Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed or on attractive terms, we could be forced to delay, reduce or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition and prospects.

We may incur substantial costs as a result of litigation or other proceeding, as well as costs associated with lawsuits.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until May 2015, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company and John Hall.

Our future success is dependent, in part, on the performance and continued service of our Chief Executive Officer, John Hall, Ed.D.

The loss of services of our Chief Executive Officer, Dr. John Hall, could have a material adverse effect on our business, financial condition or results of operation. We are highly dependent on Dr. Hall and his services are critical to the successful implementation of our continued success and expansion plans.

Our business depends heavily on colleges and universities co-sourcing their education management services and non-profit and for-profit corporations co-sourcing their contact center services. If we fail to attract new clients, our revenue growth and profitability may suffer.

The success of our business depends in large part on our ability to enter into agreements with additional colleges and universities regarding their education management activities. In particular, in order to engage new clients, we need to convince colleges and universities we can provide responsive and informative education management services more effectively and efficiently than they could do themselves. Some administrators have expressed concern regarding the perceived loss of control over the education management activities that are outsourced to third parties and are concerned about the collection of personal student information by third parties that might result as part of the outsourcing of education management services, as well as skepticism regarding the ability of colleges and universities to adequately connect with students if student management services are outsourced to third parties. It may be difficult to overcome this resistance, and there can be no assurance that education management services of the kind we develop with our clients will ever achieve significant market acceptance. Similarly, many non-profit and for-profit organizations are reluctant to outsource their contact center services due to the negative press and feedback that is often received with outsourcing contact services to a third party. There is no assurance that we will be able to overcome these doubts to achieve market acceptance of our services.

Our financial performance depends heavily on our ability to successfully generate positive results for colleges and universities and our non-profit and for-profit organizations, and our ability to do so may be affected by circumstances beyond our control.

Assisting our clients in recruiting and retaining larger numbers of better qualified applicants and assisting non-profit and for-profit corporations in outsourcing their contact center operations in a positive manner is critical to our ability to increase our client base and generate revenue. A substantial portion of our expenses is attributable to marketing and sales efforts dedicated to attracting potential students to our clients’ colleges and universities, providing services to those same colleges and universities so those students remain enrolled as well as marketing the positive results of our contact center services to non-profit and for-profit corporations. Because we generate revenue through transactional fees and recurring service fees, it is critical to our success that we are able to help the colleges and universities increase and maintain their enrollment, as well as provide positive demonstrative results in a cost-effective manner for both our college and university clients and our non-profit and for-profit contact center clients.

The following factors, many of which are largely outside of our control, may prevent us from successfully attracting and maintaining our client base:

☐	Cost of marketing. The cost to market to and recruit students continues to rise. If the cost of marketing becomes too prohibitive, universities and colleges may not be able to afford our services.
☐	Financial outlook for colleges and universities. Demographic changes, increased competition, concerns about return on investment as it relates to a post-secondary education, market saturation, public scrutiny involved in raising tuition and less costly alternatives, have impacted a large number of post-secondary schools in the United States. Many of our clients are highly dependent on tuition revenue and/or funding that is derived from state/federal sources or federally-guaranteed student loan programs. Without reliable tuition revenue coming in, many of our clients would not be able to continue to operate. Further, the financial condition of many of our would-be clients can impact their ability to contract with our Company. If the financial outlook for colleges and universities continues to worsen, it could be increasingly difficult to generate new business and to maintain existing client contracts. This could have a material impact on our ability to grow and operate profitably.
☐	Lower cost alternatives such as competency based learning programs and Massive Open Online Courses (MOOCs). Technology, open source content, and a focus on mastery/competency versus completing a traditional academic program could provide students with viable alternatives to completing a traditional degree program at a fraction of the cost and potentially better job prospects. Should these alternatives become commonly accepted or provide specific paths and usable credentials to students in a more efficient way than earning a degree, our ability to market our programs to our clients could be significantly compromised.
☐	Damage to client reputation. Because we market to specific colleges, universities, non-profit and for-profit organizations, the reputations of our clients are critical to those institutions and organizations having a need for our education management and relationship management services. Many factors affecting our clients’ reputations are beyond our control and can change over time, including their academic performance and ranking among educational institutions and negative publicity about the college, university, non-profit or for-profit corporations.

☐	Our lack of control over our clients’ admissions decisions. Even if we are able to identity prospective students for a program, there is no guarantee that students will be admitted to the program. Our clients retain complete discretion in their admissions decisions, and any changes to admissions standards, or inconsistent application of admissions standards, could affect student enrollment and our ability to generate revenue for our education management services.
☐	Our lack of control over our clients’ ability to serve students. Even if we are able to identity prospective students or enroll students for a program, there is no guarantee that students will be served well and efficiently. Today’s students expect state of the art amenities and 24/7 service. If one piece of the student experience is lacking, there could be an adverse impact on student enrollment and our ability to generate revenue for our education management services.

Disruption to or failures of our platform could reduce client satisfaction with our clients’ programs and could harm our reputation.

Despite the implementation of security measures, our internal computer systems and those of our contractors and consultants are vulnerable to damage from computer viruses, unauthorized access, natural disasters, terrorism, war and telecommunications and electrical failures. The performance and reliability of our platform is critical to our operations, reputation and ability to attract new clients. Our college and university clients rely on our cloud-based technology solutions to recruit new students and provide communication with students both before and after their enrollment. Students and clients access our platform on a frequent basis as an important part of the educational experience. Likewise, our non-profit and corporate clients rely heavily on our platform of services to do everything from collect donations to provide critical crisis communications to the public. Accordingly, any errors, defects, disruptions or other performance problems with our platform could damage our or our clients’ reputations, decrease student and customer satisfaction and impact our ability to attract new clients. While we have not experienced any such system failure, if any of these problems occur, our clients may, following notice and our failure to cure, terminate their agreements with us, or make indemnification or other claims against us. In addition, sustained or recurring disruptions in our technology platform could adversely affect our and our clients’ compliance with applicable regulations and accrediting body standards.

Launching a new program and attracting new clients for the new program is complex, expensive and time-consuming. If we pursue unsuccessful client opportunities, we may forego more profitable opportunities, and it may be several years, if ever, before we generate revenue from a new program sufficient to recover our costs.

The process of identifying programs and student management needs at Tier 2 and Tier 3 colleges and universities that we believe will be a good fit for our platform, and then negotiating contracts with potential clients, is complex and time consuming. We must integrate our platform with the various student information and other operating systems our clients use to manage functions within their institutions. This process of launching a new program is time-consuming and costly and, under our agreements with our clients, we are primarily responsible for the significant costs of this effort, even before we generate any revenue. Additionally, during the life of our client agreements, we are responsible for the costs associated with continued program marketing, maintaining our technology platform and providing non-academic and other support for students enrolled with our clients. Further, because of the initial reluctance on the part of some colleges and universities to embrace a new method of delivering and managing their education services and the complicated approval process within universities, our sales process to attract and engage a new client can be lengthy. Depending on the particular college or university, during the process we may face resistance from university administrators or faculty members. The sales cycle for a new student management program often spans one year or longer. In addition, our sales cycle can vary substantially from program to program because of a number of factors, including the approval processes of the client or disagreements over the information and manner in which we are providing our student management services. Even if a college or university is ready to proceed with our services, limitations on funding can prevent us from finalizing an agreement with a new client. Further, even when a new program is launched with a client, because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the client ceasing or significantly curtailing a program before we are able to fully recoup our investment. We spend substantial effort and management resources on our new sales efforts without any assurance that our efforts will result in the launch of a new service for a client. If we invest substantial resources pursuing unsuccessful opportunities, we may never recover our costs, we may forego other more profitable client relationships, and our operating results and growth would be harmed.

If we pursue our plan to expand our platform into grades K-12 and international education venues, we will incur significant expense in technology and work flow development, as well as sales and marketing efforts, and there is no guarantee that our programs will be successful in these new areas or that we will be able recoup our investment into these new programs.

In order to expand into these new areas of education, we will need to spend significant time and resources on developing our programs, and marketing them to administrators, faculty and staff. We will also need to spend significant amounts of time understanding how our programs would integrate into the individual school and corporations’ current structure. Additionally, we would need to spend significant amounts of time and money marketing these new programs. There is no guarantee that these programs for these new lines of business would be widely accepted and it could be a number of years, if ever, before we are able to recoup the costs of developing and marketing these new programs.

Future programs with colleges and universities outside the United States could expose us to risks inherent in international operations.

One element of our growth strategy is to expand our international operations and establish a worldwide client base. We cannot assure you that our expansion efforts into international markets will be successful. Our experience with attracting clients in the United States may not be relevant to our ability to attract clients in other emerging markets. In addition, we would face risks in doing business internationally that could constrain our operations and compromise our growth prospects, including:

☐	the need to localize and adapt online degree programs for specific countries, including translation into foreign languages and ensuring that these programs enable our clients to comply with local education laws and regulations;
☐	data privacy laws that may require data to be handled in a specific manner;
☐	difficulties in staffing and managing foreign operations, including employment laws and regulations; different pricing environments, longer sales cycles, longer accounts receivable payment cycles and collections issues;
☐	new and different sources of competition, and practices that may favor local competitors;
☐	weaker protection for legal rights than in the United States and practical difficulties in enforcing rights outside of the United States;
☐	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act;
☐	increased financial accounting and reporting burdens and complexities;
☐	restrictions on the transfer of funds;
☐	adverse tax consequences, including the potential for required withholding taxes for our overseas employees;
☐	unstable regional and economic political conditions; and
☐	future agreements with international clients that may provide for payments to us to be denominated in local currencies. In such case, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars, and we may not be able to engage in currency hedging activities to effectively limit the risk of exchange rate fluctuations.

If we are not successful in quickly and efficiently scaling up programs with new and existing clients, our reputation and our revenue could suffer.

Our continued growth and future profitability depends on our ability to successfully scale up newly launched programs with our clients. As we continue growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our program marketing and sales team, our technology team and our operations team. If we cannot adequately train these new employees, we may not be successful in acquiring new clients and expanding the services we are providing for our current clients, which would adversely impact our ability to generate revenue, and our clients could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale up our technology to handle growing numbers of students and data, and new client programs, our clients’ experiences with our platform may suffer, which could damage our reputation among colleges and universities, and their faculty and students, as well as our reputation with our non-profit and corporate clients and their customers. Our ability to effectively manage any significant growth of new programs will depend on a number of factors, including our ability to:

☐	satisfy existing clients in and attract new clients for our existing programs;
☐	assist our clients in recruiting qualified faculty to support their programs;
☐	successfully introduce new features and enhancements, and maintain a high level of functionality in our platform; and deliver high quality support to our clients, their faculty, students and/or customers.

Establishing new client programs or expanding existing programs will require us to make investments in management and key staff, increase capital expenditures, incur additional marketing expenses and reallocate other resources. If we do not expand the programs we currently have with our clients, we are unable to launch new programs in a cost-effective manner or we are otherwise unable to manage new client programs effectively, our ability to grow our business and achieve profitability would be impaired, and the quality of our solutions and the satisfaction of our clients and their students and customers could suffer.

We currently have, and for the foreseeable future expect to continue to have, a small number of clients, and therefore we expect the loss, or material underperformance, of any one client could hurt our future financial performance.

We are currently engaged by fewer than 50 colleges and universities, and of these colleges and universities, our two largest clients account for approximately one-third of our revenue. For the foreseeable future, we expect to launch a small number of new programs that will be added with existing or new clients each year. As a result of the small number of our clients, the material underperformance of any one program with a client or any decline in the ranking of one of our clients’ or other impairment of their reputation, could have a disproportionate effect on our business. Additionally, because we rely on our own reputation for delivering high quality education management services and recommendations from existing clients in order to attract potential new clients, the loss of several key clients, or the failure of several key clients to renew their agreements with us upon expiration, could impair our ability to pursue our growth strategy and ultimately to become profitable.

If our security measures are breached or fail, and result in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation.

Maintaining platform security is of critical importance for our clients because the platform stores and transmits proprietary and confidential customer, university and student information, which may include sensitive personally identifiable information, credit card or financial institution information that is subject to stringent legal and regulatory obligations. As a technology company, we face an increasing number of threats to our technology platform, including unauthorized activity and access, system viruses, worms, malicious code and organized cyber-attacks, which could breach our security and disrupt our solutions and our clients’ programs. If our security measures are breached or fail as a result of third-party action, employee error, malfeasance or otherwise, we could be subject to liability or our business could be interrupted, potentially over an extended period of time. Any or all of these issues could harm our reputation, adversely affect our ability to attract new clients, cause existing clients to scale back their programs or elect to not renew their agreements, or subject us to third-party lawsuits, regulatory fines or other action or liability. Further, any reputational damage resulting from breach of our security measures could create distrust of our Company by prospective clients. In addition, our insurance coverage may not be adequate to cover losses associated with such events, and in any case, such insurance may not cover all of the types of costs, expenses and losses we could incur to respond to and remediate a security breach. As a result, we may be required to expend significant additional resources to protect against the threat of these disruptions and security breaches or to alleviate problems caused by such disruptions or breaches.

We plan to grow rapidly and expect to continue to invest in our growth for the foreseeable future. If we fail to manage this growth effectively, the success of our business model will be compromised.

We expect to experience rapid growth in a relatively short period of time, which will place a significant strain on our administrative and operational infrastructure, facilities and other resources. Our ability to manage our operations and growth will require us to continue to expand our program marketing and sales personnel, technology team, and finance and administration teams, as well as our facilities and infrastructure. We will also be required to refine our operational, financial and management controls, and reporting systems and procedures.

These activities will require significant capital expenditures and allocation of valuable management and employee resources, and our growth will continue to place significant demands on our management and our operational and financial infrastructure. There are no guarantees that we will be able to effectively manage any future growth in an efficient, cost-effective or timely manner, or at all.

Risks Related to Our Market

We face competition from established as well as other emerging companies, which could divert clients to our competitors, result in pricing pressure and significantly reduce our revenue.

We expect existing competitors and new entrants to the education management market to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of education management and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to grow our revenue and achieve profitability could be compromised. Our primary competitors include 2U, Inc., Embanet-Pearson PLC, Blackboard Inc., Xerox Higher Education Services, PlattForm Advertising, Inc., Ellucian, Inc., Instructure, Inc., Royall & Company, Wiley & Company, Ruffalo CODY, LLC, Academic Partnerships, LLC and Global Financial Aid Services, Inc., all of which are large education management companies. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or develop their own education management solutions in-house, rather than pay for our solutions. Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the fees that we are able to negotiate to receive from a client. The competitive landscape may also result in longer and more complex sales cycles with a prospective client or a decrease in our market share among selective colleges and universities, either of which could negatively affect our revenue and future operating results and our ability to grow our business.

If we cannot compete successfully against our competitors our ability to grow our business and achieve profitability could be impaired.

The education marketplace is experiencing significant change, which could adversely impact the need for our services.

Due to significant technological innovations, changes in marketplace demand, and increased regulatory intervention, the entire model of higher education could significantly change in ways that could significantly reduce the Company’s market, as well as the ways in which students receive education and interact with schools. As a result, the Company’s products and services could become irrelevant or of diminished value in the Company’s marketplace.

Macroeconomic conditions may significantly impact our ability to generate revenue.

The services we offer to colleges, universities, non-profit and for-profit organizations require these companies and organizations to have a need for our education management and relationship management services. To the extent economic conditions make it difficult for students to obtain the necessary employment or financial aid, enrollment numbers may drop, and colleges and universities may not have as great a need for our services. Similarly, if macroeconomic conditions are such that non-profit and for-profit corporations reduce their event marketing efforts or reduce the services they offer, they may not have a need for our services.

Activities of the U.S. Congress could result in legislation or regulations that negatively impact our operations.

The United States Department of Education (“USDOE”) plays a significant role in regulating the higher education marketplace. Federal Student Aid (FSA) programs are regulated under the authority of Title IV of the United States Code and ensure that colleges and universities act as ethical stewards of federal funds. The federal government has taken a more involved role in the regulation of higher education over the past five years, has begun to fund alternative forms of higher education, including “competency-based” programs, and has indicated a desire to provide funding based on student outcomes. Further, the federal government is requiring colleges and universities to increase disclosures regarding student experiences and outcomes, is implementing a “score card” system that rates post-secondary schools, and is actively considering additional regulations that could limit the ability of certain schools to offer certain types of academic programs if they fail to provide a sufficient level of employment and income for students compared to the cost of the program. The increased scrutiny and results-based accountability initiatives may place additional regulatory burdens on colleges and universities and companies like us that provide services to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs. In addition, the USDOE is conducting an ongoing series of rulemakings to assure the integrity of the Title IV programs. The USDOE also has proposed implementing a ratings system by the 2015-16 academic year that would “rate” the effectiveness of every college and university in the United States that receives federal funding. The vast majority of colleges and universities are not selective schools and could be rated poorly. The USDOE has also proposed that colleges and universities with more favorable ratings might receive additional funding (including federally guaranteed student loans) from the federal government, whereas, schools that do not meet a certain minimum rating threshold, could find themselves at a disadvantage. Any of these, or other changes, implemented by the USDOE could hurt our ability to market and recruit for our university clients or adversely impact the viability of a significant number of clients in our market.

We are required to comply with The Family Educational Rights and Privacy Act (“FERPA”) and failure to do so could harm our reputation and negatively affect our business.

FERPA generally prohibits an institution of higher education from disclosing personally identifiable information from a student’s education records without the student’s consent. Our clients and their students disclose to us certain information that originates from or comprises a student education record under FERPA. As an entity that provides services to institutions, we are indirectly subject to FERPA, and we may not transfer or otherwise disclose any personally identifiable information from a student record to another party other than in a manner permitted under the statute. If we violate FERPA, it could result in a material breach of contract with one or more of our clients and could harm our reputation. Further, in the event that we disclose student information in violation of FERPA, the USDOE could require a client to suspend our access to their student information for at least five years.

If we or our subcontractors or agents violate the Higher Education Act and corresponding regulations established by USDOE as it relates to the ban on incentive compensation and student enrollments, we could be liable to our clients for substantial fines, sanctions or other liabilities.

We are subject to other provisions of the Higher Education Act’s ban on incentive compensation that prohibit us from offering to our employees who are involved with or responsible for recruiting or admissions activities any bonus or incentive-based compensation based on the successful identification, admission or enrollment of students into any institution. If we or our subcontractors or agents violate the incentive compensation rule, we could be liable to our clients for substantial fines, sanctions or other liabilities, including liabilities related to “whistleblower” claims under the federal False Claims Act. Any such claims, even if without merit, could require us to incur significant costs to defend the claim, distract management’s attention and damage our reputation.

If we or our subcontractors or agents violate the misrepresentation rule, or similar federal and state regulatory requirements, we could face fines, sanctions and other liabilities.

We are required to comply with other regulations promulgated by the USDOE that affect our student recruitment activities, including the misrepresentation rule. The misrepresentation rule is broad in scope and applies to statements our employees, subcontractors or agents may make about the nature of a client’s program, a client’s financial charges or the employability of a client’s program graduates. A violation of this rule or other federal or state regulations applicable to our marketing activities by an employee, subcontractor or agent performing services for clients could hurt our reputation, result in the termination of client contracts, require us to pay fines or other monetary penalties and require us to pay the fees associated with indemnifying a client from private claims or government investigations.

If other colleges and universities, which outsource education management services and programs different from ours, experience poor or unsatisfactory results with their education management services and programs, it could tarnish the reputation of outsourcing education management services as a whole, which could impair our ability to grow our business.

Many colleges and universities, particularly for-profit institutions, are under intense regulatory and other scrutiny, which has led to media attention that has sometimes portrayed the use of online education and education services in an unflattering light. Some school operators have been subject to governmental investigations alleging the misuse of public funds, financial irregularities, and failure to achieve positive outcomes for students, including the inability to obtain gainful employment in their fields. These allegations have attracted significant adverse media coverage and have prompted legislative hearings and regulatory responses. These investigations have focused on specific companies and individuals, and even entire industries in the case of recruiting practices by for-profit higher education companies. Even though we are not an educational institution, this negative media attention may nevertheless add to skepticism about outsourcing recruiting and other online educational management services generally, including our programs. The precise impact of these negative public perceptions on our current and future business is difficult to discern. If these few situations, or any additional misconduct, cause all online provision of education management services to be viewed by the public or policymakers unfavorably, we may find it difficult to enter into or renew contracts with colleges and universities or attract additional clients. In addition, this perception could serve as the impetus for more restrictive legislation, which could limit our future business opportunities. Moreover, allegations of abuse of federal financial aid funds and other statutory violations against higher education companies could negatively impact our opportunity to succeed due to increased regulation and decreased demand. Any of these factors could negatively impact our ability to increase our client base and grow our clients’ programs, which would make it difficult to continue to grow our business.

We face a number of risks associated with the completed Merger because it was completed by means of a reverse merger.

On July 23, 2014, we completed the Merger. Completing the Merger increased our expenses, which could adversely affect our financial condition. In addition, there has been increased focus by government agencies on transactions such as the Merger in recent years, and we may be subject to increased scrutiny by the SEC and other government agencies and holders of our securities as a result of the completion of that transaction. Further, as a result of our existence as a “shell company” under applicable rules of the SEC prior to the closing of the Merger, we are subject to certain restrictions and limitations for certain specified periods of time relating to potential future issuances of our securities and compliance with applicable SEC rules and regulations. Additionally, our “going public” by means of a reverse merger transaction may make it more difficult for us to obtain coverage from securities analysts of major brokerage firms following the Merger. Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our Common Stock. No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company. For these reasons, our stock price may suffer.

The Company has just completed a major restructuring.

The Company has recently completed a comprehensive restructuring. Discontinued operations, new management personnel, new approaches, and new technologies could cause future challenges in the Company’s operations and financial performance in the near term. The restructuring effort was costly in terms of reduced revenue, associated expenditures, and opportunity costs. If the changes implemented during the restructuring are not as beneficial as we anticipated the Company’s financial performance may suffer and we may not be able to continue with our current business plan.

Risks Related to Ownership of Our Common Stock

There is not now, and there may never be, an active, liquid and orderly trading market for our Common Stock, which may make it difficult for you to sell your shares of our Common Stock.

There is not now, nor has there been since our inception, significant trading activity in our Common Stock or a market for shares of our Common Stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our Common Stock must bear the economic risk of holding those shares for an indefinite period of time. Although our Common Stock is quoted on the OTC Bulletin Board (“OTCBB”), an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and we presently anticipate that our Common Stock will continue to be quoted on the OTCBB or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our Common Stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our Common Stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our Common Stock as consideration.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends. In addition, the terms of our existing credit facilities preclude, and the terms of any future debt agreements is likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be your sole resource of gain for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

The application of the SEC’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our Common Stock is trading at less than $5.00 per share and is therefore subject to the SEC penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect your ability to resell our Common Stock.

If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

Effective internal controls are necessary for us to provide reliable financial reports and to effectively prevent fraud. We maintain a system of internal control over financial reporting, which is defined as a process designed by, or under the supervision of, our principal executive officer and principal financial officer, or persons performing similar functions, and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

We cannot assure you that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot assure you that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

The market price of our Common Stock is volatile.

The market price of our Common Stock may be highly volatile. Some of the factors that may materially affect the market price of our Common Stock are beyond our control, such as changes in financial estimates by industry and securities analysts, conditions or trends in the industry in which we operate or sales of our Common Stock. These factors may materially adversely affect the market price of our Common Stock, regardless of our performance. In addition, public stock markets have experienced extreme price and trading volume volatility. This volatility has significantly affected the market prices of securities of many companies for reasons frequently unrelated to the operating performance of the specific companies. These broad market fluctuations may adversely affect the market price of our Common Stock.

Because our directors and executive officers are among our largest stockholders, they can exert significant control over our business and affairs, and have actual or potential interests that may depart from those of investors.

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this report, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own over 64% of our outstanding voting stock. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of Common Stock. The interests of such persons may differ from the interests of our other stockholders, including investors. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including investors, may vote, including the following actions:

☐	to elect or defeat the election of our directors;
☐	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
☐	to effect or prevent a merger, sale of assets or other corporate transaction; and
☐	to control the outcome of any other matter submitted to our stockholders for vote.

This concentration of ownership by itself may have the effect of impeding a merger, consolidation, takeover or other business consolidation, or discouraging a potential acquirer from making a tender offer for the Common Stock that in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

We may issue more shares in a future financing which could result in substantial dilution.

Our Certificate of Incorporation authorizes the issuance of a maximum of 937,500,000 shares of Common Stock and no shares of preferred stock. Any future merger or acquisition effected by us would result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of our Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our then existing stockholders. Additionally, we expect to seek additional financing in order to provide working capital to the operating business. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or preferred stock are issued in connection with and following a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected.

Some provisions of our charter documents and Nevada law may discourage an acquisition of us by others, even if the acquisition may be beneficial to some of our stockholders.

Provisions in our Amended and Restated Articles of Incorporation and Bylaws as in effect upon the closing of the Merger, as well as certain provisions of Nevada law, could make it more difficult for a third-party to acquire us, even if doing so may benefit some of our stockholders. These provisions include the authorization of “blank check” preferred stock, the rights, preferences and privileges of which may be established and shares of which may be issued by our board of directors at its discretion from time to time and without stockholder approval.

Because we are incorporated in Nevada, we may be governed by Nevada’s statutes governing combinations with interested stockholders and control share acquisitions, which may discourage, delay or prevent someone from acquiring us or merging with us, whether or not it is desired by or beneficial to our stockholders. Pursuant to our Amended and Restated Articles of Incorporation and our Bylaws, we have elected not to be governed by Nevada’s laws governing combinations with interested stockholders, and as a result will only be subject to those laws upon a future amendment to the applicable provisions of the Amended and Restated Articles of Incorporation. Under Nevada’s laws governing combinations with interested stockholders, a corporation may not, in general, engage in certain types of business combinations with any beneficial owner of 10% or more of the corporation’s voting shares or an affiliate of the corporation who at any time within two years immediately prior to the date in question was the beneficial owner of 10% or more of the corporation’s voting shares, unless the holder has held the stock for two years or the board of directors approved the beneficial owner’s acquisition of its shares, the board of directors approved the transaction before the beneficial owner acquired its shares, or holders of at least a majority of the outstanding voting power approve the transaction after the beneficial owner acquired its shares. In addition, Nevada’s control share acquisition laws prohibit a purchaser of the shares of an “issuing corporation” from voting those shares, under certain circumstances and subject to certain limitations, after crossing specified threshold ownership percentages, unless the purchaser obtains the approval of the issuing corporation’s disinterested stockholders. As the control share acquisition law only applies to an “issuing corporation,” which is a corporation with 200 or more stockholders of record and at least 100 stockholders of record with addresses in Nevada appearing on the stock ledger of the corporation, we do not presently believe that the control share acquisition laws are applicable to us. However, such control share acquisition laws could become applicable to us in the future and could have an anti-takeover effect.

Any provision of our Amended and Restated Articles of Incorporation or Bylaws or of Nevada law that is applicable to us that has the effect of delaying or deterring a change in control could limit the opportunity for our stockholders to receive a premium for their shares of our common stock in the event that a potentially beneficial acquisition is discouraged, and could also affect the price that some investors are willing to pay for our common stock.

The elimination of personal liability against our directors and officers under Nevada law and the existence of indemnification rights held by our directors, officers and employees may result in substantial expenses.

Our Amended and Restated Articles of Incorporation and our Bylaws limit the personal liability of our directors and officers for damages for breach of fiduciary duty as a director or officer to the extent permissible under Nevada law. Further, our Amended and Restated Articles of Incorporation and our Bylaws and individual indemnification agreements we have entered with each of our directors and executive officers provide that we are obligated to indemnify each of our directors or officers to the fullest extent authorized by Nevada law and, subject to certain conditions, advance the expenses incurred by any director or officer in defending any action, suit or proceeding prior to its final disposition. Those indemnification obligations could expose us to substantial expenditures to cover the cost of settlement or damage awards against our directors or officers, which we may be unable to afford. Further, those provisions and resulting costs may discourage us or our stockholders from bringing a lawsuit against any of our current or former directors or officers for breaches of their fiduciary duties, even if such actions might otherwise benefit our stockholders.

We do not intend to pay cash dividends on our capital stock in the foreseeable future.

We do not anticipate paying any dividends in the foreseeable future. Any future payment of cash dividends in the future would depend on our financial condition, contractual restrictions, solvency tests imposed by applicable corporate laws, results of operations, anticipated cash requirements and other factors, and will be at the discretion of the our board of directors. Our stockholders should not expect that we will ever pay cash or other dividends on our outstanding capital stock.

We might not be able to utilize a significant portion of our net operating loss carry-forwards, which could adversely affect our profitability.

As of August 31, 2014, PCS Link had federal and state net operating loss carry-forwards due to prior period losses, which, if not utilized, will begin to expire in 2032 for federal and state purposes, respectively. These net operating loss carry-forwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed an analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carry-forwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carry-forwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any real property. We lease our primary office space. Our primary office is located at 1936 East Deere Avenue, Suite 120, Santa Ana, California 92705. We also lease space located at 2504 Kent Street, Bryan, Texas 77802, and 2432 Peoria Avenue, Suite 1009, Phoenix, Arizona 85029

Item 3. Legal Proceedings

In the normal course of our business, the Company is periodically subject to various lawsuits, including contract and employment disputes. Additionally, the Company is currently a party (or its property is subject) to the following pending legal proceeding:

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until May 2015, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company and John Hall.

California Department of Labor Standards Enforcement. Via notices dated as of February 12, 2014 and March 3, 2014, four employees of PCS Link, each initiated an action with the California Department of Labor Standards Enforcement (“DLSE”) asserting a claim for unpaid pages and penalties. Via notices dated March 25, 2014 and March 21, 2014, two of the four employees also filed retaliation claims, asserting they were terminated by PCS Link after complaining about their unpaid wages. Via a notices dated April 16, 2014 and July 7, 2014, a third of the four employees also filed a claim for retaliation, asserting that he was forced to quit after receiving write-ups in retaliation for having filed a wage claim with the DLSE. The DLSE also initiated its own investigation into the pay practices of PCS Link in connection with the above claims that were asserted by the employees of PCS Link. The waged claims of the four employees and the first two retaliation claims were resolved by payments made by PCS Link that totaled $10,400.32 in the aggregate. The investigation by DLSE resulted in PCS Link paying a fine of $21,000. The third retaliation claim in the amount of $2,096 was heard by DLSE on July 24, 2014, and was dismissed due to the employee’s failure to attend the hearing.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our Common Stock is currently available for trading in the over-the-counter market and is quoted on the Over the Counter Quote Board (“OTCQB”) and the OTCBB under the symbol “ELRN.” Prior to July 29, 2014, our stock traded under the symbol “DIVO.” As of the date of this report, there was no significant bid history for the Common Stock.

Trades in our Common Stock may be subject to Rule 15g-9 of the Exchange Act, which imposes requirements on broker/dealers who sell securities subject to the rule to persons other than established customers and accredited investors. For transactions covered by the rule, broker/dealers must make a special suitability determination for purchasers of the securities and receive the purchaser’s written agreement to the transaction before the sale.

The SEC also has rules that regulate broker/dealer practices in connection with transactions in “penny stocks.” Penny stocks generally are equity securities with a price of less than $5.00 (other than securities listed on certain national exchanges, provided that the current price and volume information with respect to transactions in that security is provided by the applicable exchange or system). The penny stock rules require a broker/dealer, before effecting a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prepared by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker/dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker/dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The bid and offer quotations, and the broker/dealer and salesperson compensation information, must be given to the customer orally or in writing before effecting the transaction, and must be given to the customer in writing before or with the customer’s confirmation. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for shares of our Common Stock. As a result of these rules, investors may find it difficult to sell their shares.

Holders

As of November 18, 2014, there are approximately 9 record holders of 43,382,900 shares of Common Stock. As of the date of this filing, 50,032,900 shares of Common Stock are issuable upon the exercise of outstanding warrants and options, and pursuant to certain executed stock purchase agreements. The shares issued in connection with the Transactions, including the Common Stock issued to the former PCS Link stockholders and investors in the Offering, are “restricted securities,” which may be sold or otherwise transferred only if such shares are first registered under the Securities Act or are exempt from the registration requirements.

Effective as of the closing of the Private Placement Financing and the conversion of the Pareall Note, the Company entered into registration rights agreements with the investors that participated in the Private Placement Financing and Pareall, pursuant to which the Company has agreed to file with the SEC one or more registration statements relating to the resale of the shares of its common stock issued and sold in the Private Placement Financing and issued upon conversion of the Pareall Note.

Dividend Policy

We have never declared or paid dividends. We do not intend to pay cash dividends on our Common Stock for the foreseeable future. We currently intend to retain any future earnings to fund the development and growth of our business. The payment of dividends, if any, on our Common Stock will rest solely within the discretion of our board of directors and will depend, among other things, upon our earnings, capital requirements, financial condition and other relevant factors.

Sales of Unregistered Securities

The Company disclosed its sales of unregistered securities during the fiscal year in its on July 29, 2014 Form 8-K.

Item 6. Selected Financial Data

This item has been omitted as the Company qualifies as a smaller reporting company.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following management’s discussion and analysis should be read in conjunction with the Company historical financial statements and the related notes. This management’s discussion and analysis contains forward-looking statements that involve risks and uncertainties, such as statements of our plans, objectives, expectations and intentions. Any statements that are not statements of historical fact are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results or events to differ materially from those expressed or implied by the forward-looking statements in this report. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section entitled “Risk Factors” included elsewhere in this report. We do not undertake any obligation to update forward-looking statements to reflect events or circumstances occurring after the date of this report.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The discussion and analysis of our financial condition and results of operations are based on PCS Link’s financial statements, which PCS Link has prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires PCS Link to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported revenues and expenses during the reporting periods. On an ongoing basis, PCS Link evaluates such estimates and judgments, including those described in greater detail below. PCS Link bases its estimates on historical experience and on various other factors that PCS Link believes are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Company Overview

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, maximize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have customized, turnkey solutions combine experienced strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 141 employees and has served more than 40 education clients and over 70 degree programs.

Our services include: (a) solutions that support the entire student lifecycle including lead generation/marketing, new student recruitment, enrollment counseling, financial aid advising, new student recruitment, retention counseling, career advising, student concierge, and help desk services; (b) consulting services, including market assessments and analysis of internal operational efficiency; and (c) various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid, and classroom), and make certain institutional decisions. In addition to education management services, we provide donor lifecycle management services to various major non-profit organizations. The donor lifecycle management services are mainly related to legacy operations of our Company prior to entering the education marketplace in 2006.

Our Services

Key components of our end-to-end student lifecycle management solution are:

•	Student Recruitment & Enrollment – Our Student Recruitment and Enrollment services include interactive and traditional lead-generation as well as end-to-end recruitment solutions for academic programs of all types including online degree programs. We help clients identify and reach out to qualified potential students, recruit prospective students, provide enrollment counseling and advice on financial aid options and eligibility, guide students through the enrollment process, and help to ensure that students have a great first week experience. From the first interaction with prospective students, our enrollment counselors act as an extension of the client, and establish and foster close, collaborative relationships with students. These close relationships, which begin in the recruitment process and extend through the entire student lifecycle, result in significantly improved leads to enrollment rates, increased persistence, enhanced student experience, and better student outcomes over the long term.

•	Student Success & Retention – Our student retention counselors and success coaches leverage web-based tools to monitor and assess student progress against their stated education and career goals, and provide student-specific counsel to keep them on track and navigate barriers to success. Counselors proactively contact assigned students each term to ensure students register for the next term, have all instructional materials/textbooks, have made any necessary payment arrangements, are up-to-date on any financial aid requirements, and any other obstacles to student persistence are handled. We also offers a student concierge service that provide students with professional support on a wide range of needs including financial aid, payments, registration, password resets and portal support.

•	Career Advising and Job Placement – We offer proactive career advising services that coach and motivate students to persist and graduate, and help students plan for life after graduation. Our student retention counselors and success coaches collaborate with school-based academic advisors and students to develop customized career paths, including working with students to make sure they are fully utilizing all on-campus career services. Our career advice and job placement counselors also assist in determining career interests, arranging and preparing students for job interviews, providing support with interview preparation, resume building and garnering references. Additionally, this group tracks student success after graduation to help build career networks and job opportunities for future graduates and validate a school’s return on investment.

•	We also provide our education clients with strategic advisory services and analysis that help them manage their institutions more efficiently and effectively. These include strategic marketing assessments, financial and operating efficiency evaluations to aid in decision making, and data and IT services that enable clients to better analyze and manage data, and improving communications with students.

Subsequent Events

The following events occurred after August 31, 2014, through December 12, 2014, the date on which the financial statements for the year ended August 31, 2014 were issued:

•	On September 23, 2014, the Company announced that it signed an exclusive agreement with Klass Apps Inc., a unique student service mobility application developer, to deliver My 24/7 Campus, an exclusive customized mobile app geared toward maximizing student success.

•	On October 14, 2014, the Company announced that it signed a multi-year agreement with Florence-Darlington Technical College (FDTC) to provide student success solutions for the Florence, S.C.-based college.

•	On November 18, 2014, the Company announced that it entered into an agreement with privately owned Gambassa, Inc. to acquire its next-generation, cloud-based learning management platform for use in the education marketplace. When fully integrated with Greenwood Hall’s current offering, the platform will further enhance the Company’s end-to-end solution and accelerate its expansion into the K-12 education marketplace.

•	The Company announced that it has signed a consulting and enrollment services agreement with Tennessee Temple University.

•	The Company announced the renewal of a student services contracts with the University of Mississippi and Seminole State College.

Restructuring

The Company instituted a major restructuring effort in early 2013. The purposes of the restructuring were to (a) prepare the Company so it could scale its growth significantly in coming years, (b) improved efficiencies, (c) enhance its management team and (d) shed unprofitable elements of its operations. The restructuring included major changes to the Company’s executive team, discontinuing major segments of the Company’s operations that were deemed unprofitable, and substantially enhancing the Company’s operations and IT infrastructure. The restructuring effort was costly in terms of reduced revenue, associated expenditures, and opportunity costs. While the restructuring was substantially complete by the end of 2013, the efforts had a negative impact on the Company’s financial performance in 2014. We believe the Company has successfully completed its restructuring and will begin to see the benefits of the restructuring during the 2015 calendar year.

Going Concern

As more fully described in Note 1 to the financial statements appearing later in this report, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this report for the eight months ended August 31, 2014 related to the uncertainty of our ability to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of August 31, 2014 and incurred a loss from continuing operations during fiscal 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, and advances from shareholders. During the eight months ended August 31, 2014, the Company received a net amount of approximately $3.8 million from debt and equity financing.

Management intends to restore profitability by continuing to grow our operations and customer base. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

As a result, there is uncertainty about our ability to continue as a going concern.

Lack of Working Capital

The Company has never been properly capitalized. As a result, the Company has at times suffered from costly cash flow challenges as well as associated costs, missed opportunities, and inability to fully scale its operations. The lack of working capital has caused the Company to have to rely heavily on operating revenue as well as other sources of capital, such a debt. The Company believes proper capital investment and less reliance on incurring new debt to finance the Company’s growth will enable the Company to improve its financial performance in the future.

Debt Service

For much of 2013 and through May 2014, the Company’s costs to service its debt increased substantially. The actual costs associated with the Company’s debt coupled with restrictions that one lender put on the Company’s cash flow availability, created significant strain on the Company’s cash flow, ability to invest in new business opportunities, operate efficiently, and maximize employee morale. As of May 2014, the Company has restructured its debt resulting in substantially lower debt servicing costs and no restrictions on the Company’s cash receipts. We expect this debt restructuring to have a positive impact on both operations and financial performance going forward.

Critical Accounting Policies

Our financial statements, which appear at Item 8, have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, variable interest entities, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies, and long-lived assets. These estimates are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. For additional information relating to these and other accounting policies, see note 1 to our financial statements appearing elsewhere in this report.

Our significant accounting policies are set forth in Note 1 to our financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

Revenue Recognition

The Company’s contracts are typically structured into two categories, i) fixed-fee service contracts that span a period of time, often in excess of one year, and ii) service contracts at agreed-upon rates based on the volume of service provided, typically with terms of one year. Some of the Company’s service contracts are subject to guaranteed minimum amounts of service volume.

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, services have been rendered, the selling price is fixed or determinable, and collectability of the selling price is reasonably assured. For fixed-fee service contracts, the Company recognizes revenue on a straight-line basis over the period of contract performance. Costs incurred under these service contracts are expensed as incurred.

Variable Interest Entities

Generally, an entity is defined as a variable interest entity (“VIE”) under current accounting rules if it has (a) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (b) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. When determining whether an entity that is a business qualifies as a VIE, we also consider whether (i) we participated significantly in the design of the entity, (ii) we provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE either involve us or are conducted on our behalf. A VIE is consolidated by its primary beneficiary, which is the party that absorbs or receives a majority of the entity’s expected losses or expected residual returns.

University Financial Aid Services, LLC (“UFAS”) was 60% owned by John Hall and Zan Greenwood, who at the time held a combined 92.5% of our common stock and served as directors of PCS Link. The equity owners of UFAS have no equity at risk, PCS Link funded UFAS’ operations since it was formed in 2010, and had the ability to exercise control over UFAS through our two shareholders / directors.

Based on our assessment, we have determined that UFAS is a VIE and that we are the primary beneficiary, as defined in current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of UFAS. To date, the Company has not allocated any income or loss of UFAS to non-controlling interests as the non-controlling interests never had any equity at risk. UFAS ceased operations during 2013 and is presently winding down its affairs. The Company does not anticipate having any future involvement with UFAS after it is dissolved.

Allowance for Doubtful Accounts Receivable

An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. Management specifically analyzes the age of our customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available, management believes the Company’s accounts receivable, net of the allowance for doubtful accounts, are collectable.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, ”Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Derivative Liabilities

We account for warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our Consolidated Balance Sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as assets or liabilities are recorded on our Consolidated Balance Sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

The following discussion and analysis of the results of operations and financial condition for the years ended December 31, 2012 and December 31, 2013, and the eight months ending August 31, 2014 should be read in conjunction with our financial statements and the notes to those financial statements. The Financial Statements should not be relied on for an understanding of the current financial status of the Company.

Overview

The Company was incorporated under the laws of the State of Nevada on February 27, 2012 under the name “Divio Holdings, Corp.” Initially, the Company sold motorcycles but later discontinued the motorcycle business and was engaged in organizational efforts, obtaining initial financing and seeking a business combination.

The Company securities issued in the Merger were issued in reliance upon exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, the Company agreed to register all or a part of such securities after the transaction was consummated. The issuance of additional securities and their potential sale into any trading market, which may develop in the Company’s securities, may depress the market value of the Company’s securities in the future if such a market develops, of which there is no assurance. Because the Merger was a non-cash acquisition, the Company will need to raise funds from a private offering of its securities under Rule 506 of Regulation D, and there is no assurance that the Company will be able to obtain such funding.

For accounting purposes, the Merger was treated as a reverse acquisition with PCS Link being the accounting acquirer. Accordingly, the historical financial results prior to the Merger are those of PCS Link and replace our historical financial results as we existed prior to the Merger. Our results of operations are included in PCS Link’s financial results beginning on July 23, 2014. The following discussion of our financial condition and results of operations has been prepared using the financial statements of our wholly-owned subsidiary, PCS Link, for the fiscal years ended December 31, 2013 and 2012, and the eight months ending August 31, 2014, which financial statements are included elsewhere in this report. The results of operations and financial condition for those periods do not reflect our Company on a consolidated basis.

Results of Operations

	Eight Months Ended 08/31/2014	(UNAUDITED) Eight Months Ended 08/31/2013

Revenues	$5,291,511	$7,477,057

Operating Expenses
Direct cost of services	2,596,795	2,423,786
Personnel	2,520,858	3,277,976
Selling, general and administrative	2,501,662	2,066,967

Total Operating Expenses	7,619,315	7,768,729

Income (Loss) From Operations	(2,327,804)	(291,672)

Other Income (Expense)
Interest expense	(1,158,665)	(253,325)
Change in value of derivatives	(40,082)	-
Miscellaneous income (expense), net	-	(16,018)

Total Other Income (Expense)	(1,198,747)	(269,343)

Income (Loss) From Continuing Operations Before Provision For (Benefit From) Income Taxes	(3,526,551)	(561,015)

Provision for (benefit from) income taxes	-	-

Income (Loss) From Continuing Operations	(3,526,551)	(561,015)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	(2,079,729)

Net Income (Loss)	(3,526,551)	(2,640,744)
Net income (loss) attributable to noncontrolling interests	-	-

Net income (loss) attributable to Greenwood Hall Inc., common stockholders	$(3,526,551)	$(2,640,744)

Comparison of the Eight Months Ended August 31, 2014 to the Eight Months Ended August 31, 2013 (Unaudited)

Revenues: Revenues decreased $2,185,546, or 29.2%, during the period ended August 31, 2014, primarily due to restructuring, streamlining of operations and the shedding of unprofitable business accounts.

Direct Cost of Services: Direct cost of services increased $173,009, or 7.1%, during the period ended August 31, 2014, primarily due to the timing and cost of reducing the labor force in relation to reduced revenue.

Personnel: Personnel costs decreased $757,118, or 23.1%, during the period ended August 31, 2014, primarily due to a reduction in the number of employees and elimination of duplicative management during 2014.

Selling, General and Administrative: Selling, general and administrative expenses increased $434,695, or 21.0%, during the period ended August 31, 2014, primarily due to transactional costs related to the merger, debt and equity financings.

Other Income (Expense): Other expense increased $929,404, or 345.1%, during the period ended August 31, 2014, due primarily to increased interest costs incurred with the promissory notes issued 2013 and early 2014.

Income (Loss) From Continuing Operations: As a result of the aforementioned items, we experienced a net loss of $3,526,511 from continuing operations during the period ended August 31, 2014, compared with a net loss from continuing operations of $561,015 during the period ended August 31, 2013, an increase of $2,965,536, or 528.6%.

Income (Loss) From Discontinued Operations: During the period ended August 31, 2014, our consolidated affiliate, UFAS, incurred a loss of $0 compared to $2,079,729 during the period ended August 31, 2013, a decrease of 100%. The loss from discontinued operations was primarily due to a fixed cost structure and declining revenues. UFAS ceased operations during 2013.

	Year Ended December 31, 2013	Year Ended December 31, 2012
Revenues	$11,215,586	$15,358,376
Operating Expenses
Direct cost of services	3,635,679	2,533,302
Personnel	4,916,964	7,696,899
Selling, general and administrative	3,100,450	2,692,276
Total Operating Expenses	11,653,093	12,922,477
Income (Loss) From Operations	(437,507)	2,435,899
Other Income (Expense)
Interest expense	(379,987)	(242,856)
Miscellaneous income (expense), net	(24,027)	7,125
Total Other Income (Expense)	(404,014)	(235,731)
Income (loss) From Continuing Operations Before Provision for (Benefit From) Income Taxes	(841,521)	2,200,168
Provision for (benefit from) income taxes	-	632,514
Income (Loss) from Continuing Operations	(841,521)	1,567,654
Income (Loss) from Discontinued Operations, net of tax	(2,079,729)	(948,771)
Net Income (Loss)	(2,921,250)	618,883
Net income (loss) attributable to noncontrolling interests	-	-
Net income (loss) attributable to PCS Link common Stockholders	$(2,921,250)	$618,883

Comparison of the Year Ended December 31, 2013 to the Year Ended December 31, 2012

Revenues: Revenues decreased $4,142,790, or 27.0%, during the year ended December 31, 2013 primarily due to a significant, one-time contract that was recognized during 2012 with no related revenue recorded during 2013.

Direct Cost of Services: Direct cost of services increased $1,102,377, or 43.5%, during the year ended December 31, 2013 primarily due to an increase in labor costs of $1.4 Million, offset by decreases in telephone costs of $0.25 Million.

Personnel: Personnel costs decreased $2,779,935, or 36.1%, during the year ended December 31, 2013 primarily due to a reduction in the number of employees during 2013.

Selling, General and Administrative: Selling, general and administrative expenses increased $408,174, or 15.2%, during the year ended December 31, 2013 primarily due to increases in travel and entertainment costs ($159,000), marketing expenses ($108,000), and professional fees ($259,000), offset by decreases in consulting expenses ($57,000) and rent ($47,000).

Other Income (Expense): Other expense increased $168,283, or 71.4%, during the year ended December 31, 2013 due primarily to increased interest costs incurred with new promissory notes issued 2013.

Income Tax Expense (Benefit): The provision for income taxes decreased $632,514, or 100%, during the year ended December 31, 2013 due primarily to the Company experiencing a loss during 2013 and recording a 100% valuation allowance against its deferred income tax assets.

Income (Loss) From Continuing Operations: As a result of the aforementioned items, we experienced a net loss of $841,521 from continuing operations during the year ended December 31, 2013, compared to net income from continuing operations of $1,567,654 during the year ended December 31, 2012, a decrease of $2,409,175, or 153.7%.

Income (Loss) From Discontinued Operations: During 2013, our consolidated affiliate, University Financial Aid Solutions (“UFAS”), incurred a loss of $2,079,729 compared to $948,771 during 2012, an increase of $1,130,958 or 119.2%. The loss from discontinued operations increased primarily due to a fixed cost structure and declining revenues.

Liquidity and Capital Resources

We have incurred a net loss of $3,526,511 from continuing operations during the year ended August 31, 2014. Historically, we have financed our operations from cash generated through operating activities and proceeds from debt instruments. We intend to return to profitability in the future, however, we will require additional capital funding until such time.

The following is a summary of the Company’s cash flows provided by operating, investing and financing activities for the eight months ended August 31, 2014 and the years ended December 31, 2013 and December 31, 2012.

Net cash used in operating activities from continuing operations was $3,413,521 compared with net cash used by operating activities from continuing operations of $271,348 during the year ended December 31, 2013, and net cash provided by operating activities from continuing operations of $2,725,465 during the year ended December 31, 2012. The primary factor resulting in a decrease in cash provided by operating activities from continuing operations was the net loss incurred during 2014 and 2013 compared with net income earned during 2012. Net cash used in operating activities of discontinued operations did not change significantly from 2012 to 2013, and operations were completely discontinued at the end of 2013. The discontinued operation reflects the overall cash loss incurred in our consolidated affiliate, UFAS.

Net cash provided by financing activities during 2014 amounted to $3,814,694 compared with net cash used in financing activities during 2013 of $2,088,788, and 2012 of $695,523. During 2014, the Company issued several promissory notes resulting in cash proceeds of $5,711,110, offset by related debt payments of $3,519,027. During 2013, the Company issued several promissory notes resulting in cash proceeds of $3,573,650, offset by related debt payments of $1,432,862. During 2012, there were no new debt borrowings and $620,398 of debt payments. During 2014, the Company received cash proceeds of $1,645,611 from the sale of equity units.

Debt of PCS Link

California United Bank Loan

During 2010, the Company issued a promissory note to California United Bank (“CUB”) in the amount of $1,250,000, which has been amended several times since issuance. The note was last amended in May 2014. The note bears interest at a variable rate, subject to a minimum of 7.25% per annum. The interest rate at July 25, 2014 was prime plus 4%. Payments of interest are due monthly with one payment of all outstanding principal plus accrued interest due on the earlier of i) October 2014 or ii) the completion of specified debt/equity funding. The note is secured by substantially all assets of the Company and is guaranteed by two shareholders/officers, a trust of one of the officers/shareholders, and University Financial Aid Services, LLC. As of August 31, 2014, the balance outstanding was $876,250. An extension of the maturity date and an amendment of repayment terms is currently being negotiated between the parties.

Colgan Note

In December 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“Colgan”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and is secured by substantially all assets of PCS Link, however, it is subordinated to the Opus Amended Credit Agreement (as defined below). As of August 31, 2014, the balance outstanding was $454,000. An extension of the maturity date and an amendment of repayment terms is currently being negotiated between the parties.

Opus Facility

In May 2014, PCS Link entered into a Credit Agreement and related term loan and line of credit with Opus Bank (“Opus”). The Credit Agreement was amended on July 18, 2014 (the “Opus Amended Credit Agreement”). Pursuant to the terms of the agreement, PCS Link received $2,000,000 and issued a promissory note in that same amount to Opus. PCS Link used the funds received from Opus repay a loan that was outstanding to its then current lender. Monthly payments of principal and interest are required to be made by PCS Link through the maturity date in May 2017. The amounts outstanding under the Credit Agreement are secured by substantially all assets of PCS Link. PCS Link also received a line of credit for a maximum amount of $3,000,000. Payments of interest only will be due monthly with the unpaid balance due, in full, on the maturity date in May 2017. The first extension of credit under the line of credit was conditioned upon PCS Link successfully selling equity interests with gross cash proceeds of not less than $1.65 Million. On July 24, 2014, $1,500,000 was advanced to the Company under the line of credit. No other amounts have been advanced under the line of credit. On December 12, 2014 the parties signed the First Amendment, Waiver and Ratification included in the Exhibits to this document.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Holding Company

From the time of the Company’s inception until consummation of the Merger, the Company operated as a development stage enterprise by devoting substantially all of its efforts to financial planning, raising capital, research and development, and developing markets for its services. Since the consummation of the Merger, the Company has acted as a holding company, holding its wholly owned subsidiary, PCS Link.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

Income (Loss) Per Common Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

This item has been omitted as the Company qualifies as a smaller reporting company.

Item 8. Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Greenwood Hall, Inc.

We have audited the accompanying consolidated balance sheets of Greenwood Hall, Inc. and Subsidiaries as of August 31, 2014 and December 31, 2013, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the eight months ended August 31, 2014 and for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards established by the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenwood Hall, Inc. and Subsidiaries at August 31, 2014 and December 31, 2013, and the consolidated results of their operations and their cash flows for the eight months ended August 31, 2014 and for the years ended December 31, 2013 and 2012, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has an accumulated deficit, a working capital deficit, and has generated substantial losses during 2014 and 2013. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

December 12, 2014

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AS OF AUGUST 31, 2014 AND DECEMBER 31, 2013

	08/31/2014	12/31/2013
ASSETS

Current Assets
Cash and cash equivalents	$367,286	$125,859
Accounts receivable, net of allowance of $0, and $0	1,039,065	1,001,773
Prepaid expenses and other current assets	305,691	64,865
Current assets to be disposed of	36,860	36,860

Total Current Assets	1,748,902	1,229,357

Property and Equipment, net	211,525	66,598

Other Assets
Deposits and other assets	57,659	16,547

Total Other Assets	57,659	16,547

Total Assets	$2,018,086	$1,312,502

Current Liabilities
Accounts payable	$835,423	$1,598,669
Accrued expenses	284,362	385,128
Accrued payroll and related expenses	411,280	612,305
Deferred revenue	1,102,500	177,981
Accrued interest	35,773	25,431
Due to shareholders / officer	155,476	184,016
Notes payable, net of discount of $71,758 and $298,417	2,053,134	3,762,381
Line of credit	1,500,000	-
Derivative liability	118,363	-
Current liabilities to be disposed of	335,857	335,857

Total Current Liabilities	6,832,168	7,081,768

Notes payable, non-current	1,297,988	-

Total Liabilities	8,130,156	7,081,768

Commitments and Contingencies

Stockholders’ Equity (Deficit)
Common stock, $0.001 par value; 937,500,000 shares authorized, 38,536,450 and 25,051,591 shares issued and outstanding, respectively	38,536	25,052
Additional paid-in capital	3,149,711	(20,552)
Accumulated deficit	(9,300,317)	(5,773,766)

Total Greenwood Hall Inc. Stockholders’ Equity (Deficit)	(6,112,070)	(5,769,266)

Non-controlling interest	-	-

Total Stockholders’ Equity (Deficit)	(6,112,070)	(5,769,266)

Total Liabilities And Stockholders’ Equity (Deficit)	$2,018,086	$1,312,502

See report of independent registered public accounting firm and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE EIGHT MONTHS ENDED AUGUST 31, 2014 AND THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2014	2013	2012

Revenues	$5,291,511	$11,215,586	$15,358,376

Operating Expenses
Direct cost of services	2,596,795	3,635,679	2,533,302
Personnel	2,520,858	4,916,964	7,696,899
Selling, general and administrative	2,501,662	3,100,450	2,692,276

Total Operating Expenses	7,619,315	11,653,093	12,922,477

Income (Loss) From Operations	(2,327,804)	(437,507)	2,435,899

Other Income (Expense)
Interest expense	(1,158,665)	(379,987)	(242,856)
Change in value of derivatives	(40,082)	-	-
Miscellaneous income (expense), net	-	(24,027)	7,125
Total Other Income (Expense)	(1,198,747)	(404,014)	(235,731)

Income (Loss) From Continuing Operations Before Provision For (Benefit From) Income Taxes	(3,526,551)	(841,521)	2,200,168

Provision for (benefit from) income taxes	-	-	632,514

Income (Loss) From Continuing Operations	(3,526,551)	(841,521)	1,567,654

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	(2,079,729)	(948,771)

Net Income (Loss)	(3,526,551)	(2,921,250)	618,883
Net income (loss) attributable to non-controlling interests	-	-	-

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(3,526,551)	$(2,921,250)	$618,883

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc. common stockholders	$(0.14)	$(0.03)	$0.06
Income (loss) from discontinued operations attributable to Greenwood Hall, Inc. common stockholders	-	(0.09)	(0.04)

Net income (loss) attributable to Greenwood Hall Inc. common stockholders	$(0.14)	$(0.12)	0.02

Weighted average common shares - basic and diluted	25,119,360	25,051,591	25,051,591

See report of independent registered public accounting firm and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE EIGHT MONTHS ENDED AUGUST 31, 2014 AND THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	2014	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,526,551)	$(2,921,250)	$618,883
Net (income) loss from discontinued operations	-	2,079,729	948,771
Net income (loss) from continuing operations	(3,526,551)	(841,521)	1,567,654
Adjustments to reconcile net income (loss) to net cash provided by
(used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	491,210	31,583	-
Depreciation and amortization	14,819	63,836	64,011
Change in value of derivatives	40,082	-	-
Changes in operating assets and liabilities:
Accounts receivable	(37,292)	(296,855)	290,293
Prepaid expenses and other current assets	(281,938)	(40,609)	3,000
Accounts payable	(777,831)	532,157	(173,582)
Accrued expenses	(77,764)	226,284	600,858
Accrued payroll and related	(201,025)	82,099	41,921
Deferred revenue	924,519	(314,343)	388,879
Accrued interest	46,790	218,260	21,550
Advances from officers, net	(28,540)	67,761	(79,119)
Net cash provided by (used in) operating activities of continuing operations	(3,413,521)	(271,348)	2,725,465
Net cash provided by (used in) operating activities of discontinued operations	-	(1,826,422)	(1,868,851)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,413,521)	(2,097,770)	856,614
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(159,746)	-	-
Net cash used in investing activities of continuing operations	(159,746)	-	-
Net cash used in investing activities of discontinued operations	-	-	(26,250)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(159,746)	-	(26,250)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	5,711,110	3,573,650	(23,125)
Payments on notes payable	(3,519,027)	(1,432,862)	(620,398)
Repurchase of common stock	(23,000)	(52,000)	(52,000)
Proceeds from sale of units	1,645,611	-	-
Net cash provided by (used in) financing activities of continuing operations	3,814,694	2,088,788	(695,523)
Net cash provided by (used in) financing activities of discontinued operations	-	-	-
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,814,694	2,088,788	(695,523)
NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	241,427	1,817,440	2,029,942
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	-	(1,826,422)	(1,895,101)
NET INCREASE (DECREASE) IN CASH	241,427	(8,982)	134,841
CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	125,859	134,841	-
CASH AND CASH EQUIVALENTS, END OF PERIOD	$367,286	$125,859	$134,841
Supplemental disclosures:
Interest paid in cash	$1,156,066	$354,556	$242,856
Income taxes paid in cash	$-	$-	$-
Supplemental disclosures of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$1,386,450	$-	$-

See report of independent registered public accounting firm and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE EIGHT MONTHS ENDED AUGUST 31, 2014 AND THE YEARS ENDED DECEMBER 31, 2013 AND 2012

	Common Stock		Additional		Total Greenwood Hall, Inc.	Non-	Total Stockholders’
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Stockholders’ Equity (Deficit)	controlling Interest	Equity (Deficit)
Balance, January 1, 2012	25,051,591	$25,052	$(20,552)	$(3,471,399)	$(3,466,899)	$-	$(3,466,899)
Net income	-	-	-	618,883	618,883	-	618,883
Balance, December 31, 2012	25,051,591	$25,052	$(20,552)	(2,852,516)	(2,848,016)	-	(2,848,016)
Net loss	-	-	-	(2,921,250)	(2,921,250)	-	(2,921,250)
Balance, December 31, 2013	25,051,591	$25,052	$(20,552)	$(5,773,766)	$(5,769,266)	$-	$(5,769,266)
Recapitalization of Greenwood Hall, Inc.	10,250,000	10,250	(44,834)	-	(34,584)	-	(34,584)
Issuance of units (1 share and 1 warrant) for cash, net of fees	1,650,000	1,650	1,643,961	-	1,645,611	-	1,645,611
Conversion of debt into units (1 share and 1 warrant)	1,386,450	1,386	1,385,064	-	1,386,450	-	1,386,450
Issuance of stock with debt	198,409	198	186,072	-	186,270	-	186,270
Issuance of warrants with debt	-	-	78,281	-	78,281	-	78,281
Reclassification of warrants to liabilities	-	-	(78,281)	-	(78,281)	-	(78,281)
Net loss	-	-	-	(3,526,551)	(3,526,551)	-	(3,526,551)
Balance, August 31, 2014	38,536,450	$38,536	$3,149,711	$(9,300,317)	$(6,112,070)	$-	$(6,112,070)

See report of independent registered public accounting firm and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 FOR THE EIGHT MONTHS ENDED AUGUST 31, 2014 AND THE YEARS ENDED DECEMBER 31, 2013 AND 2012

1.	ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, optimize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 141 employees and has served more than 40 education clients and over 70 degree programs.

Basis of Presentation

On July 23, 2014, Greenwood Hall, Inc. (formerly Divio Holdings, Corp. (“Divio”)) and its wholly owned subsidiary, Merger Sub, completed the Merger Agreement, dated July 22, 2014, by and among Divio, Merger Sub, and PCS Link, Inc. (“PCS Link”). Pursuant to the Merger Agreement, Merger Sub merged with and into PCS Link with PCS Link remaining as the surviving corporation (the “Surviving Corporation”) in the Merger. Upon the consummation of the Merger, the separate existence of Merger Sub ceased, and PCS Link became a wholly owned subsidiary of Divio. In connection with the Merger and at the Effective Time, the holders of all of the issued and outstanding shares of PCS Link Common Stock exchanged all of such shares (other than “dissenting shares” as defined in California Corporations Code Section 1300) for a combined total of 25,250,000 shares of Common Stock, representing approximately 71% of the total outstanding shares on the date of the Merger. In connection with the merger, Divio Holdings, Corp. changed its name to Greenwood Hall, Inc.

The Merger was accounted for as a “reverse merger” with PCS Link as the accounting acquirer and the Company as the legal acquirer. Although, from a legal perspective, the Company acquired PCS Link, from an accounting perspective, the transaction is viewed as a recapitalization of PCS Link accompanied by an issuance of stock by PCS Link for the net assets of Greenwood Hall, Inc. This is because Greenwood Hall, Inc. did not have operations immediately prior to the merger, and following the merger, PCS Link is the operating company. The board of directors of Greenwood Hall, Inc. immediately after the merger consisted of five directors, with four of the five directors nominated by PCS Link. Additionally, PCS Link’s stockholders owned 71% of the outstanding shares of Greenwood Hall, Inc. immediately after completion of the transaction. The results of Divio

The presentation of the consolidated statements of stockholders' deficit reflects the historical stockholders' deficit of PCS Link through July 23, 2014. The effect of the issuance of shares of Divio common stock in connection with the Merger and the inclusion of Divio’s outstanding shares of common stock at the time of the Merger on July 23, 2014 is reflected during the eight months ended August 31, 2014.

Principles of Consolidation

The consolidated financial statements include the accounts of Greenwood Hall, PCS Link, and University Financial Aid Solutions, LLC (“UFAS”), collectively referred to herein as the Company, we, us, our, and Greenwood Hall. All significant intercompany accounts and transactions have been eliminated in consolidation. Through our affiliate UFAS we provided complete financial aid solutions. During 2013, UFAS ceased operations and is presently winding down its affairs. As a result, it is presented in the accompanying consolidated financial statements as discontinued operations.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of August 31, 2014 and has incurred a loss from continuing operations during 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from shareholders. During the eight months ended August 31, 2014, the Company received a net amount of approximately $3.8 million from financing activities.

Management intends to become profitable by continuing to grow its operations and customer base. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts and disclosures. Management uses its historical records and knowledge of its business in making these estimates. Accordingly, actual results may differ from these estimates.

Cash and Cash Equivalents

For the purpose of the statement of cash flows, the Company considers cash equivalents to include short-term, highly liquid investments with an original maturity of three months or less.

Research and Development

Costs relating to designing and developing new products are expensed in the period incurred.

Revenue Recognition

The Company’s contracts are typically structured into two categories, i) fixed-fee service contracts that span a period of time, often in excess of one year, and ii) service contracts at agreed-upon rates based on the volume of service provided. Some of the Company’s service contracts are subject to guaranteed minimum amounts of service volume.

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, services have been rendered, the selling price is fixed or determinable, and collectability of the selling price is reasonably assured. For fixed-fee service contracts, the Company recognizes revenue on a straight-line basis over the period of contract performance. Costs incurred under these service contracts are expensed as incurred.

Deferred Revenue

Deferred revenue primarily consists of prepayments received from customers for which the Company’s revenue recognition criteria have not been met. The deferred revenue will be recognized as revenue once the criteria for revenue recognition have been met.

Accounts Receivable

The Company extends credit to its customers. An allowance for doubtful accounts is maintained for estimated losses resulting from the inability of the Company’s customers to make required payments. Management specifically analyzes the age of customer balances, historical bad debt experience, customer credit-worthiness, and changes in customer payment terms when making estimates of the collectability of the Company’s trade accounts receivable balances. If the Company determines that the financial condition of any of its customers has deteriorated, whether due to customer specific or general economic issues, an increase in the allowance may be made. After all attempts to collect a receivable have failed, the receivable is written off. Based on the information available, management believes the Company’s accounts receivable, net of the allowance for doubtful accounts, are collectable.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization are being provided using the straight-line method over the estimated useful lives of the assets. The estimated useful lives used are as follows:

Classification	Life
Equipment	5-7 Years
Computer equipment	7 Years

Expenses for repairs and maintenance are charged to expense as incurred, while renewals and betterments are capitalized.

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted- average number of common shares and dilutive potential common shares outstanding during the period. During 2013 and 2012, the Company had no instruments that could potentially dilute the number of common shares outstanding. Warrants to purchase common stock were excluded from the computation of diluted shares during the eight months ended August 31, 2014 as their effect is anti-dilutive.

Variable Interest Entities

Generally, an entity is defined as a variable interest entity (“VIE”) under current accounting rules if it has (a) equity that is insufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, or (b) equity investors that cannot make significant decisions about the entity’s operations, or that do not absorb the expected losses or receive the expected returns of the entity. When determining whether an entity that is a business qualifies as a VIE, we also consider whether (i) we participated significantly in the design of the entity, (ii) we provided more than half of the total financial support to the entity, and (iii) substantially all of the activities of the VIE either involve us or are conducted on our behalf. A VIE is consolidated by its primary beneficiary, which is the party that absorbs or receives a majority of the entity’s expected losses or expected residual returns.

University Financial Aid Services, LLC is 60% owned by two individuals that hold a combined 92.5% of our common stock and serve as directors of the Company. The equity owners of UFAS have no equity at risk, Greenwood & Hall has funded UFAS’ operations since it was formed in 2010, and we have the ability to exercise control over UFAS through our two shareholders / directors.

Based on our assessment, we have determined that UFAS is a VIE and that we are the primary beneficiary, as defined in current accounting rules. Accordingly, we are required to consolidate the revenues and expenses of UFAS. To date, the Company has not allocated any income or loss of UFAS to noncontrolling interests as the noncontrolling interests never had any equity at risk. As previously discussed, UFAS ceased operations during 2013 and is presently winding down its affairs. The Company does not anticipate having any future involvement with UFAS after it is dissolved.

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $159,377, $920,830 and $812,474 for the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012, respectively, and are included in selling, general and administrative expenses.

Derivative Liabilities

We account for warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our Consolidated Balance Sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as assets or liabilities are recorded on our Consolidated Balance Sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

As part of a debt financing during May 2014, the Company issued warrants to acquire 248,011 shares of Common Stock. These warrants contain a mechanism to increase the number of warrants upon the issuance of certain dilutive equity securities. If during the terms of the warrants, the Company issues additional shares of Common Stock or equivalents, the warrant holders are entitled to additional warrants with the same terms as the original warrants. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. During the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012, the Company recorded a non-cash loss from the change in fair value of the derivative liability of $40,082, $0, and $0, respectively.

Fair Value of Financial Instruments

The Company groups financial assets and financial liabilities measured at fair value into three levels of hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosure”. Assets and liabilities recorded at fair value in the accompanying balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

Level Input:	Input Definition:
Level I	Observable quoted prices in active markets for identical assets and liabilities.

Level II	Observable quoted prices for similar assets and liabilities in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level III	Model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability. Valuation techniques include use of option pricing models, discounted cash flow models, and similar techniques.

For certain of our financial instruments, including working capital instruments, the carrying amounts are approximate fair value due to their short-term nature. Our notes payable approximate fair value based on prevailing interest rates.

The following table summarizes fair value measurements at August 31, 2014 for assets and liabilities measured at fair value on a recurring basis. There were no instruments subject to this classification at December 31, 2013.

August 31, 2014:

	Level 1	Level 2	Level 3
Derivative Liabilities	$-	$-	$118,363

The assumptions used in valuing warrants issued during the eight months ended August 31, 2014 were as follows:

Risk free interest rate	2.12%
Expected life	7 Years
Dividend yield	None
Volatility	30%

The following is a reconciliation of the derivative liability related to these warrants for the eight months ended August 31, 2014:

Value at December 31, 2013	$—
Issuance of instruments	78,281
Change in value	40,082
Net settlements	—
Value at August 31, 2014	$118,363

The derivative liabilities are estimated using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate. Changes in the assumptions used could have a material impact on the resulting fair value. The primary input affecting the value of our derivatives liabilities is the Company’s stock price, term and volatility. Other inputs have a comparatively insignificant effect.

Effect of Recently Issued Accounting Standards

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We adopted this standard during the first quarter of fiscal 2014 and believe that adoption did not have a material impact to our financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2.	PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment amounted to $14,819 for 2014, $63,836 and $64,011 during the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At August 31, 2014 and December 31, 2013, property and equipment consists of the following:

40

	2014	2013
Computer equipment	$567,196	$395,818
Software and Equipment	39,400	51,032
	606,596	446,850
Accumulated depreciation	(395,071)	(380,252)
Net property and equipment	$211,525	$66,598

3.	NOTES PAYABLE

Bank

In May 2014, the Company entered into a Credit Agreement and related term loan and line of credit with Opus Bank (“Opus”). Pursuant to the terms of the agreement, the Company issued a promissory note in the amount of $2,000,000, the proceeds of which were required to be used to finance repayment of the amounts owed to TCA. Monthly payments of principal and interest are required through the maturity date in May 2017. The amounts owed to Colgan and CUB are subordinated to amounts owed to Opus under the Credit Agreement and related debt facilities. Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company.

The line of credit is for a maximum amount of $3,000,000. Payments of interest only will be due monthly with the unpaid balance due, in full, on the maturity date in May 2017.

As of August 31, 2014, the balance outstanding on the term loan and line of credit amounted to $1,939,394 and $1,500,000, respectively. At August 31, 2014, amounts owed pursuant to the Credit Agreement bear interest at a rate of 5.75% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.01 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the eight months ended August 31, 2014, the Company recognized $6,523 of amortization related to this discount, leaving a balance of $71,758 at August 31, 2014.

Bank

In October 2010, the Company issued two promissory notes to California United Bank (“CUB”). The first promissory note was for $500,000, bore interest at 5.75% per annum, and was secured by substantially all assets of the Company. This note was paid off by its terms during 2013.

The second promissory note is for $1,250,000 and has been amended several times since issuance. The note was last amended in May 2013. The note bears interest at a variable rate, subject to a minimum of 7.25% per annum. The interest rate at December 31, 2013 was 7.25%. Payments of interest are due monthly with one payment of all outstanding principal plus accrued interest due on March 5, 2014. The note is secured by substantially all assets of the Company and is guaranteed by one former shareholders/officer, by one shareholders/officer, a trust of one of the officers/shareholders, and UFAS. The balance outstanding amounted to $1,250,000 at December 31, 2013 and 2012.

In May 2014, the Company and CUB amended the promissory note of $1,250,000 to extend the maturity date to the earlier of i) October 2014 or ii) the completion of specified debt / equity funding. CUB also agreed to subordinate its security interest to another lender if certain criteria were met. As of August 31, 2014, the balance remaining is $876,250.

During the eight months ended August 31, 2014, the Company borrowed $350,000 from CUB relating to overdraft protection. These advances bear interest at a rate of 18% per annum and are considered short-term liabilities. These advances, associated interest and fees were repaid in July 2014.

Credit Agreement

During 2013, the Company entered into a Credit Agreement with TCA Global Credit Master Fund, LP (“TCA”). Pursuant to the Credit Agreement, the Company was granted an initial revolving credit facility of $1,500,000, which was subsequently increased to $1,850,000 later in 2013, and may be increased up to $7,000,000 upon i) the written request of the Company and ii) approval by TCA.

In December 2013, the Company and TCA entered into the Second Amendment to Credit Agreement whereby the parties aggregated all amounts owed to TCA under the Credit Agreement, which totaled $2,210,798 inclusive of $330,000 of loan fees incurred in connection with the second amendment. In addition, TCA waived the Company’s default of the terms of the Credit Agreement as of December 2, 2013 in connection with the execution of Second Amendment to Credit Agreement.

Amounts outstanding under the Second Amendment to Credit Agreement bore interest at 15% per annum and are payable in monthly payments of principal and interest commencing in March 2014, with the final payment due in October 2014, and share first priority with California United Bank on a pari passu basis.

As of December 31, 2013, the amount of principal and accrued interest outstanding amounted to $2,210,798 and $25,431, respectively. The $330,000 of loan fees was recorded as a note discount on the date of the promissory note and is being amortized to interest expense over the term of the note. As of December 31, 2013, the unamortized note discount amounted to $298,417.

During the eight months ended August 31, 2014, in connection with the funding of the Opus Credit Agreement, all amounts owed to TCA were paid off and the note discount of $298,417 was recognized as interest expense.

Loan and Security Agreement

During 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“Colgan”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. This note is subordinate to the notes held by California United Bank. In July 2014, a paydown of $144,000 was made in connection with an equity funding. As of August 31, 2014, the balance remaining is $456,000.

During the eight months ended August 31, 2014, the Company issued two convertible promissory notes to Colgan, one in the amount of $175,000 and one in the amount of $200,000. In connection with these two convertible promissory notes, the Company issued 198,409 shares of common stock valued at $186,270 (the estimated fair value of the shares on the issuance date), which was recorded as interest expense during the eight months ended August 31, 2014. In addition, the Company incurred an aggregate of $80,000 in fixed loan fees / interest expense. The notes were paid in full during the eight months ended August 31, 2014.

Unsecured Promissory Note

In March 2014, the Company issued an unsecured promissory note in the amount of $1,350,000. The note bore interest at a rate of 10% per annum and was due in September 2014. This note and related accrued interest was converted to units, comprised of one share of common stock and one warrant at an exercise price of $1.30, in July of 2014 (refer to note 5 for further discussion).

The Company also finances the purchases of small equipment. The amount of such notes is not significant at August 31, 2014. The following is a schedule, by year, of future minimum principal payments required under notes payable as of August 31, 2014:

Years Ending August 31,
2015	$2,124,892
2016	772,643
2017	525,345
2018	-
2019	-
Total	3,422,880
Note discount	(71,758)
$3,351,122

4.	Related Party Transactions

One of the Company’s customers, MarkeTouch Media, Inc. (“MarkeTouch”), held a 7.5% interest in our common stock during 2013 and 2012. Sales to MarkeTouch amounted to $124,328 and $137,924 during the years ended December 31, 2013 and 2012, respectively.

Pursuant to an agreement between the Company and MarkeTouch, the Company is repurchasing the shares held by MarkeTouch for $200,000. As of December 31, 2013, the Company owed $23,000 relating to this share repurchase obligation, which is recorded in accrued expenses. The shares of MarkeTouch were considered issued and outstanding as of December 31, 2013 and 2012 and were cancelled in 2014 upon payment in full of the share repurchase obligation.

5.	Stockholders’ Equity

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of common stock, par value $0.0001.

Pursuant to an agreement between the Company and MarkeTouch, the Company is repurchasing the shares held by MarkeTouch for $200,000. As of December 31, 2013, the Company owed $23,000 relating to this share repurchase obligation, which is recorded in accrued expenses. The shares of MarkeTouch are still considered issued and outstanding as of December 31, 2013 and 2012 and were cancelled in 2014 upon payment in full of the share repurchase obligation.

In July 2014, the Company sold 3,036,450 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit. As a result, the Company raised $1,645,611 net of fees and converted $1,386,450 of debt and accrued interest. The warrants have an exercise price of $1.30 per share and expire 24 months from the date of closing of the Merger.

The following is a summary of warrants outstanding at August 31, 2014:

Exercise Price	Number of Warrants	Expiration Date
$1.01	375,000	May 2021
$1.30	1,386,450	July 2016

6.	Concentrations

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the eight months ended August 31, 2014 and years ended December 31, 2013 and 2012, 2, 1 and 3 customers represented 34%, 30% and 48% of net revenues, respectively. For the eight months ended August 31, 2014 and December 31, 2013 and 2012, 2, 1 and 3 customers represented 29%, 71% and 43% of accounts receivable, respectively.

7.	Employee Benefit Plan

The Company has established a 401(k) employee retirement savings plan that is available to all of its employees. Under the provisions of the plan, employees may make pre-tax contributions not to exceed the limit set by the Internal Revenue Service. The Company elected to terminate this plan effective May 2013.

8.	INCOME TAXES

The difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to pre-tax income (loss) is mainly related to an increase in the valuation allowance, partially offset by state income taxes. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Deferred income tax assets are mainly related to net operating loss carryforwards. Management has chosen to take a 100% valuation allowance against the deferred income tax asset until such time as management believes that its projections of future profits make the realization of the deferred income tax assets more likely than not. Significant judgment is required in the evaluation of deferred income tax benefits and differences in future results from management’s estimates could result in material differences.

A reconciliation of the expected income tax (benefit) from continuing operations computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012:

	2014	2013	2012
Income tax (benefit) computed at federal statutory tax rate	(34.00)%	(34.00)%	34.00%
State taxes, net of federal	(5.83)	(5.83)	5.83
Permanent differences	0.10	0.10	0.10
Change in valuation allowance	39.73	39.73	(11.18)
Effective income tax rate	-%	-%	28.75%

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at August 31, 2014 and December 31, 2013.

During 2014, 2013 and 2012, the breakdown of the provision for (benefit from) income taxes is as follows:

	2014	2013	2012
Continuing operations	$-	$-	$632,514
Discontinued operations	-	-	(632,514)
Total income tax expense	$-	$-	$-

As of August 31, 2014, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012. The Company files income tax returns with the Internal Revenue Service (“IRS”) and several states. The Company is no longer subject to examination by federal and state taxing authorities for tax years through 2009 and 2008, respectively. The Company’s net operating loss carryforwards are subject to examination until they are fully utilized and such tax years are closed.

The difference between income tax expense attributable to continuing operations and the amount of income tax expense that would result from applying domestic federal statutory rates to pre-tax income (loss) is mainly related to an increase in the valuation allowance, partially offset by state income taxes. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized. Deferred income tax assets are mainly related to net operating loss carryforwards. Management has chosen to take a 100% valuation allowance against the deferred income tax asset until such time as management believes that its projections of future profits make the realization of the deferred income tax assets more likely than not. Significant judgment is required in the evaluation of deferred income tax benefits and differences in future results from management’s estimates could result in material differences.

9.	COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012 was $275,017, $370,460 and $433,720, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of August 31, 2014:

Years Ending August 31,
2015	$319,541
2016	336,356
2017	348,530
2018	358,015
2019	368,700
Thereafter	1,971,200
$3,702,342

Employment Agreements

At August 31, 2014, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until May 2015, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company and John Hall.

10.	DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. The revenue and expenses of discontinued operations for the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012 are as follows:

	2014	2013	2012
Net sales	$-	$1,017,932	$1,424,931
Operating expenses	-	(3,097,661)	(3,006,216)
Benefit from (provision for) income taxes	-	-	632,514
Income (loss) from discontinued operations	$-	$(2,079,729)	$(948,771)

11.	SUBSEQUENT EVENTS

In September 2014, the Company sold 500,000 units at a price of $1.00 per unit, which comprised one share of common stock and one warrant to purchase common stock at an exercise price of $1.30 per share, resulting in gross proceeds of $500,000.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B. Other Information

Item 10. Directors, Executive Officers and Corporate Governance

Our directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified or until their death, resignation or removal. Our board of directors is to elect annually our officers at its first board meeting held after each annual meeting of stockholders or as soon thereafter as conveniently may be possible. Our officers hold office until their successors have been elected and qualified, or until their death, resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of November 30, 2014:

Name	Age	Position	Term Length
John Hall	39	Chief Executive Officer	5 years
		Chairman of the Board	1 year
		Secretary and Treasurer	1 year

Brett Johnson	42	President, Chief Relationship Officer and Director	1 year

Tina J. Gentile	44	Interim Chief Financial Officer	1 year

Kyle C. Murphy	43	Chief Operating Officer	1 year

Lyle M. Green	43	Director	1 year

Jonathan Newcomb	68	Director	1 year

Mike Sims	68	Director	1 year

Matt Toledo	51	Director	1 year

John Hall, Ed. D., Chief Executive Officer, Chairman of the Board, Secretary and Treasurer

In 1998, Dr. Hall co-founded PCS Link. PCS Link has become a market leader in supporting universities throughout the United States in all areas of the student life cycle including recruitment, student experience, retention, learning outcomes, and financial aid advising. Dr. Hall is a sought-after leader in the education management space. He possesses an unparalleled knowledge of the marketplace coupled with an ability to innovate, extensive industry relationships, and a substantial educational background. Dr. Hall is also a respected business leader, successfully incubating and spinning off other well-known educational, high value companies, including enCircle Media, Inc. (now US Interactive Media), which Mr. Hall founded and served as a member of the board of directors from March 2007 through December 2010.

Dr. Hall is a trusted advisor to university presidents across the country in the areas of sustainability, the future of higher education, enrollment management, new markets, overcoming institutional resistance to change, and school turnarounds. He has also been a distinguished speaker for groups, including the Western Association of Schools and Colleges, United States Distance Learning Association, and The Education Alliance. Industry financial analysts, as well as leading authors who write about the higher education marketplace, have also relied upon Dr. Hall’s unique knowledge of the space. Further, Dr. Hall has published work in the area of higher education oversight as it relates to accreditation, federal, and market regulation.

Dr. Hall has served as PCS Link’s CEO since February 1998. In his role, Dr. Hall oversees the vision and strategic direction of the Company, provides thought leadership as it relates to higher education and the PCS Link’s opportunities in the education space, plays a prominent role in business development, has overseen the restructuring of the Company, and oversees investor relations. Dr. Hall was also a founder and board member of encircle Media, Inc. from March 2007 through December 2010.

Education is not only a profession for Dr. Hall, but also a lifelong passion. He has served on the Board of Trustees of Roosevelt University in Chicago since June 2011 and has mentored college-ready high school students at the Roybal Education Center in Downtown Los Angeles since 2010. Dr. Hall, a dedicated lifelong learner holds a B.A. in Political Science, an M.B.A. from Pepperdine University, and a Doctorate of Education from the University of Southern California.

Given Dr. Hall’s history of building and growing PCS Link, his extensive experience and well known reputation in the educational industry, the Company feels that Dr. Hall is well qualified to serve as chairman of the board of directors, chief executive officer, treasurer and secretary of the Company.

Brett Johnson, President, Chief Relationship Officer and Director

Brett Johnson brings more than 16 years of executive leadership in the high-tech and financial industries, both important components of the continued success of the Company. Mr. Johnson has served as PCS Link’s President since April 2013. As President, Mr. Johnson’s primary responsibility has been overseeing day-to-day business development activities, managing the sales force, and assisting the CEO and COO with day-to-day management of the business.

Prior to joining PCS Link, Mr. Johnson was CEO and President of Forward Industries (NASDAQ: FORD) (“FI”) from 2010 to August 2012. FI designs, sources, markets and distributes accessories for the handheld consumer electronic product industry, including smartphones, tablets, notebook computers and medical monitoring and diagnostic equipment. While at FI, Mr. Johnson’s primary responsibility was building its OEM business and launching a global retail strategy based off of a licensing model. Prior to joining FI, in 2005 Mr. Johnson founded Benevolent Capital Partners and Advisors (“Benevolent”), a private equity and consulting company with investments in real estate, manufacturing and consumer brands including Octagon Partners, Enzymatics, TerraCycle, and ClearPlex. Mr. Johnson has served as Benevolent’s CEO since 2005. Prior to founding Benevolent, Mr. Johnson served in numerous capacities at Targus, the leading global provider of mobile computing solutions with sales of $545 million, including serving as president from 2001 to 2004 and executive director of their board of directors from 1998 to 2009. Since April 2012, Mr. Johnson has served as a member of the board of directors of Blyth Inc. (NYSE: BTH), a $1 billion consumer sales company and leading designer and marketer of accessories for the home and health &wellness products. Mr. Johnson also currently serves on the board of directors of Digital Rights Corporation (OTC: RIHT), Early X Foundation and TerraCycle.

Mr. Johnson has also had a lifelong commitment to education. He is currently a member of the Board of Trustees for Choate Rosemary Hall and is a Senior Fellow in Entrepreneurship and a member of the Board of Visitors for the Graziadio School of Business at Pepperdine University.

Mr. Johnson earned his B.S. at Brown University and an Executive Masters of Business Administration (EMBA) from Pepperdine University.

The Company believes that Mr. Johnson’s lifelong commitment to education, his extensive experience in executive leadership positions at other large companies and his experience as a director of several highly successful companies makes him well qualified to be the Company’s president, chief relationship officer and a member of the Company’s board of directors.

Tina J. Gentile, Interim Chief Financial Officer

Ms. Gentile has more than 17 years of experience in senior financial management and strategic advisory roles working with companies ranging from start-ups to mid to large size private and public companies. She has hands on experience in implementing strategic initiatives involving financial and operational management, business development, mergers and acquisitions, restructuring and capital markets issues.

At Greenwood Hall, Ms. Gentile is responsible for overseeing the company’s financial and accounting functions, investor relations, and legal compliance programs. Prior to joining Greenwood Hall, Ms. Gentile served as vice president of business development – program services for State National Insurance Companies. Earlier, she served as CFO of Univessence Digital Studios, a multinational company producing and distributing multimedia products, where she was involved in equity raising and M&A activities. Ms. Gentile also previously served as a senior financial advisory consultant with PricewaterhouseCoopers, Goldman Sachs and Insieme Consulting, specializing in credit, corporate planning, equity, restructuring and debt finance issues.

Ms. Gentile is a graduate of Claremont McKenna College with a Bachelor of Arts degree in government. In addition, she earned an MBA degree in finance and accounting from the Anderson School of Business at University of California Los Angeles. The Company believes that Ms. Gentile’s extensive experience in executive leadership positions, her numerous roles in finance and strategy and her experience as a senior level executive in high growth companies makes her well qualified to be a member of the Company’s management team.

Kyle C. Murphy, Chief Operating Officer

Mr. Murphy brings more than 20 years of growth management experience to PCS Link. He has enjoyed repeated success as an executive manager leading the operation and scaling of marketing and technology companies and ultimately building revenue in chief executive officer, chief operating officer and chief marketing officer positions. Mr. Murphy has been with PCS Link since April 2013, and has played a key role in restructuring the company’s operations including its service delivery platform and technologies. As the company’s chief operating officer, Mr. Murphy oversees the PCS Link’s day-to-day operations including service delivery, work force/talent management, technology, research and development activities.

Mr. Murphy is also currently the president of Muzit, Inc., a role that he has served in since September 2013. Prior to that, Mr. Murphy served as the chief operating officer and chief marketing officer of Anedot, Inc. from April 2012 through February 2013; the chief operating officer of Navigate Boomer Media, LLC from August 2009 through January 2013; the chief operating officer of NetFinance Solutions, Inc. from April 2010 through May 2012; the chief operating officer of CHNL, Inc. from November 2010 through March 2012; the managing partner of Blue Marble Ventures, LLC from February 2010 through August 2010; the chief executive officer of OnGreen, Inc. from February 2010 through August 2010; the chief financial officer of Silver Planet, Inc. from September 2009 through March 2010; and the chief operating officer of Cerna Healthcare, LLC from March 2009 through November 2009.

Mr. Murphy has extensive experience in launching and/or significantly expanding businesses, including his role as chief executive officer of DW Group when it was building its business operations into a global marking firm in the 1990s and his above mentioned roles at Anedot, CHNL and OnGreen when they launched their operations. Mr. Murphy has also worked for numerous large brands including Apple, Microsoft, Lenovo, Ariba, Patagonia, Yum! Brands, and Harvard University.

Mr. Murphy is also a member of the board of directors of Auto-Graphics, Inc. (OTC: AIFS), a leading provider of library technology solutions.

Mr. Murphy earned his MBA from Pepperdine University and is currently working on his doctoral thesis at the Manchester Business School. He also is a lecturer on strategy and entrepreneurship at the Graziadio School of Business and Management at Pepperdine University.

The Company believes that Mr. Murphy’s extensive growth management experience and his experience in executive leadership positions makes him well qualified to serve as the Company’s Chief Operating Officer.

Lyle M. Green, Director

Mr. Green has held executive management positions within the telecommunications and direct marketing industry since 1994. Mr. Green has been a partner at MarkeTouch Media since 2002 and currently serves as their Vice President of Sales/Marketing. Mr. Green oversees the sales marketing, clinical and account management departments at MarkeTouch Media and during his tenure, MarkeTouch has achieve double digit growth in sales growth year over year. Prior to joining MarkeTouch, Mr. Green held executive sales & marketing positions at Patriot Communications, Vista Telecom and WorldxChange. Mr. Green holds a Bachelor of Arts in communications from the University of Cincinnati.

The Company believes that Mr. Green’s experience in telecommunications and direct marketing makes him well qualified to be a member of the Company’s board of directors.

Jonathan Newcomb, Director

Mr. Newcomb has more than 40 years of leadership experience in the financial, education and publishing industries. Mr. Newcomb is managing director at Berenson & Company, LLC, a New York-based advisory and investment firm. Previously he served as Chief Executive Officer of Cambium Learning, an education services company that was sold to private equity firm Veronis Suhler in 2008. From 1994 to 2002, Mr. Newcomb was Chairman and Chief Executive Officer of Simon & Schuster, which was at that time the largest education, reference, professional and trade publisher in the U.S. Mr. Newcomb previously served as President and Chief Operating Officer of Simon & Shuster, and as President of McGraw-Hill’s Financial and Economic Information Group, which included the busses of Standard & Poor’s and Data Resources Inc. Newcomb began his career with the Dun & Bradstreet Corporation.

Newcomb currently serves on the boards of directors of United Business Media, Journal Communications and LearningExpress, LLC. Mr. Newcomb is a past member of the board of trustees of Dartmouth College, and also currently serves on the boards of the Columbia University School of Business and New School University in New York City. Mr. Newcomb holds a Bachelor’s Degree in economics from Dartmouth College and an MBA in finance from Columbia Graduate School of Business.

The Company believes that his extensive hands-on leadership and direct industry experience at top educational publishing firms make Mr. Newcomb a valuable member of the Company’s board of directors.

Mike Sims, Director

Mr. Sims has held senior executive management positions in industries as diverse as commercial banking, publishing, graduate business education and high profile business federations.

Mr. Sims has served as Executive Officer, Corporate & External Relations for the Graziadio School of Business and Management at Pepperdine University from 2001 to 2014. During that time he has been responsible for market strategy, communications, public relations, MBA recruitment, alumni relations, career support services, advancement (fundraising), the Graziadio School Board of Visitors, Dean's Executive Leadership Series, the Annual Los Angeles Economic Forecast, Senior Fellows in Entrepreneurship, the 15X Project (Early X Foundation) and aiding in the development of the national Private Capital Markets Project. Prior to joining Pepperdine University, Mr. Sims was a member of the senior management team at Imperial Bank serving as the Senior Vice President in charge of marketing for the $8 billion commercial bank that merged with Comerica in 2000. Mr. Sims also co-founded and co-owned Siena Publishing Inc., a boutique publishing, marketing and sales company from 1992 to 2014. Additionally, he serves as co-founder, chairman of the board and chief executive officer of the Early X Foundation, an Intellectual Property monetization and education organization.

Mr. Sims has served as the chief paid executive for the Hollywood Chamber of Commerce, which included his leadership and management of the campaign to rebuild the Hollywood Sign, expand the development and promotion of the Hollywood Walk of Fame and the Hollywood Christmas Parade TV for syndication nationally. Mr. Sims has previously served as the chief paid executive for the Beverly Hills Chamber of Commerce & Visitors Bureau, the Rodeo Drive Merchants Association and written a weekly business column for the Beverly Hills Post newspaper.

Mr. Sims has served as a member of several boards of directors. He has served as Chairman of the Board of Ramona's Mexican Food Company, and as a director on the Hollywood Revitalization Committee, the Burbank/Hollywood/Glendale Airport Advisory Committee, Pan American Bank, and the SoCal Tech Group. He is former Chairman of the National Veterans Association and is also a founder and board director of Champion Technology Company, Inc. a big data analytical software company.

Mr. Sims has a Bachelor of Science Degree in Business Administration from the University of Nebraska.

The Company believes that Mr. Sims’ extensive experience in executive leadership positions, his extensive involvement in higher education and his experience as a director of several successful companies makes him well qualified to be a member of the Company’s board of directors.

Matt Toledo, Director

Mr. Toledo is Publisher and CEO of the Los Angeles Business Journal, the largest regional business media company in California. In this capacity, he oversees all operations of the media company including editorial, events, advertising and audience development. He is also Group Publisher of California Business Journals; which owns and operates the Orange County Business Journal, San Diego Business Journal, and the San Fernando Valley Business Journal. The Business Journal enjoys a loyal following by the region’s most dynamic entrepreneurs, corporate leaders, politicians, and philanthropists.

Under Mr. Toledo’s direction, the Los Angeles Business Journal has been recognized as the best regional business journal in the country for its compelling coverage and quality journalism. In addition to leading the Business Journal for the past 20 years, Mr. Toledo is a passionate civic leader; serving on numerous boards as a director and advisor. Mr. Toledo has served as a member of several boards of directors. He has served as Chairman of Los Angeles County Economic Development Corporation and the Alliance of Area Business Publications.  He has served as a director for United Way of Greater LA, Junior Achievement and the Los Angeles Police Foundation. He is a former member of the Board of Visitors of Pepperdine University's George L. Graziadio School of Business and Management. The Company believes that Mr. Toledo's extensive experience in executive leadership positions, his extensive involvement in publishing and his experience as a director of several successful companies makes him well qualified to be a member of the Company’s board of directors.

Board of Directors and Corporate Governance

Our board of directors shall consist of nine (9) members. As of the filing date, John Hall, Brett Johnson, Lyle M. Green, Jonathan Newcomb, Mike Sims and Matt Toledo have been appointed as directors of the Company. The Company intends to seek appointment of three additional parties to fill the remaining positions as soon as possible.

Board Independence and Committees

We are not currently listed on the Nasdaq Stock Market. In evaluating the independence of our members and the composition of the committees of our board of directors, our Board utilizes the definition of “independence” as that term is defined by applicable listing standards of the Nasdaq Stock Market and SEC rules, including the rules relating to the independence standards of an audit committee and the non-employee director definition of Rule 16b-3 promulgated under the Exchange Act.

Our board of directors expects to continue to evaluate its independence standards and whether and to what extent the composition of the Board and its committees meets those standards. We ultimately intend to appoint such persons to our Board and committees of our Board as are expected to be required to meet the corporate governance requirements imposed by a national securities exchange. Therefore, we intend that a majority of our directors will be independent directors of which at least one director will qualify as an “audit committee financial expert,” within the meaning of Item 407(d)(5) of Regulation S-K, as promulgated by the SEC.

Additionally, our board of directors is expected to appoint an audit committee, governance committee and compensation committee and to adopt charters relative to each such committee.

Code of Ethics

We have not adopted a formal code of ethics within the meaning of Item 406 of Regulation S-K promulgated under the Securities Act, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that that establishes, among other things, procedures for handling actual or apparent conflicts of interest. Our board of directors intends to adopt such a formal code of ethics when it deems appropriate based on the size of our operations and personnel.

Indemnification Agreements

We have also entered into separate indemnification agreements, substantially in the form of Exhibit 10.9 to the July 29, 2014 Form 8-K, consistent with Nevada law and the form approved by our board of directors with each of our current directors and executive officers. We also contemplate entering into such indemnification agreements with directors and certain executive officers that may be elected or appointed in the future, as the case may be. The information set forth under the heading “Indemnification Agreements” in Item 1.01 of the July 29, 2014 Form 8-K is incorporated herein by reference.

Item 11. Executive Compensation

EXECUTIVE COMPENSATION

PCS Link became our wholly owned subsidiary upon the closing of the Merger. The following table summarizes the compensation that PCS Link paid to its named executive officers during its fiscal years ending December 31, 2012 and 2013.

Summary Compensation Table for PCS Link

Name and Principal Position	Year	Salary		Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)		Total Compensation ($)
John Hall	2012		$325,000	$35,000					$38,672
Chairman, Chief Executive Officer	2013		$325,000	$7,000					$6,853

Frumi Barr	2012		$209,200
Chief Financial Officer(1)	2013		$51,630

David Wells Chief Financial Officer (2)	2013		$240,000

Brett Johnson	2013		$151,673
President (3)

Zan Greenwood	2012		$325,000						$54,809
Chief Operating Officer (4)	2013		$325,000						$6,471

Kyle C. Murphy	2013		$85,183
Chief Operating Officer (5)

Harvey Ross	2012		$225,000						$4,286
Executive Vice President, Operations	2013		$225,000						$20,681	(6)

Dave Ruderman	2012		$150,000
Chief Marketing Officer	2013	$

(1)	In March 2013, Ms. Barr resigned as the Chief Financial Officer of PCS Link.

(2)	Prior to Ms. Barr’s resignation in 2013, PCS Link entered into a consulting agreement with StoryCorp whereby StoryCorp’s employee, Mr. Wells, fulfilled the duties and responsibilities of Chief Financial Officer for PCS Link.

(3)	In 2013, PCS Link entered into a consulting agreement with BMJ Enterprises whereby BMJ Enterprises’ employee, Mr. Johnson, fulfilled the duties and responsibilities of President for PCS Link.

(4)	Mr. Greenwood resigned as PCS Link’s day-to-day Chief Operating Officer in June 2013. Mr. Greenwood continued to provide consulting advice to PCS Link during 2013 and will continue to do so through June 15, 2017.

(5)	In 2013, PCS Link entered into a consulting agreement with Switchstream, LLC, whereby Switchstream, LLC’s employee, Mr. Murphy, fulfilled the duties and responsibilities of Chief Operating Officer for PCS Link.

(6)	This compensation consists of payments to Mr. Ross’ health insurance.

The following table summarizes the compensation that Greenwood Hall (through its wholly owned subsidiary PCS Link) paid to its named executive officers during its fiscal year ending August 31, 2014.

Summary Compensation Table for Greenwood Hall

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total Compensation ($)
John Hall	2014	$325,000
Chairman, Chief Executive Officer

Brett Johnson	2014	$151,673
President

Kyle C. Murphy	2014	$85,183
Chief Operating Officer

Dave Ruderman	2014	$150,000
Chief Marketing Officer

Narrative for Compensation Summary

Company

No current director, named executive officer or member acting in a similar capacity of the Company received any compensation for the fiscal years ending August 31, 2012 and 2013. There are no understandings or agreements regarding compensation that our management will receive that is required to be included in this table, or otherwise. In addition, the Company has no option plans, pension or profit sharing plans for the benefit our officers or directors.

PCS Link

The Company’s now wholly owned subsidiary, PCS Link, provided no other compensation to its named executive offers or directors during its fiscal years ending December 31, 2012 and 2013, other than the base salary and other compensation information set forth in the chart above. Amounts designated in the column labeled “All Other Compensation” are for car allowances, home office allowances and health insurance.

In 2014, PCS Link entered into a consulting agreement with Opportunities In Education, LLC whereby Opportunities In Education, LLC’s employee, Dr. Hall, fulfilled the duties and responsibilities of CEO for PCS Link. Opportunities In Education, LLC received $145,007 prior to the closing of the Merger for Dr. Hall’s services as Chief Executive Officer of PCS Link. Immediately prior to the Merger, the consulting agreement with Opportunities In Education, LLC was terminated.

In 2014, BMJ Enterprises, received $50,000 prior to the closing of the Merger for Mr. Johnson’s services as President of PCS Link. Immediately prior to the Merger, the consulting agreement with BMJ Enterprises was terminated.

In 2014, Switchstream, LLC, received $80,497 prior to the closing of the Merger for Mr. Murphy’s services as Chief Operating Officer of PCS Link. Immediately prior to the Merger, the consulting agreement with Switchstream, LLC was terminated.

In 2014, Concoursity, LLC, received $126,250 prior to the closing of the Merger for Mr. Greenwood’s services as a consultant to PCS Link. Immediately prior to the Merger, the consulting agreement with Concoursity, LLC was terminated.

In May 2014, the consulting agreement PCS Link had with StoryCorp, whereby StoryCorp’s employee, Mr. Wells, had fulfilled the duties and responsibilities of CFO for PCS Link, expired by its own terms and was not renewed by PCS Link.

Following termination of the StoryCorp agreement, the principal financial person for PCS Link in fiscal year 2014, has been its controller, Betty Pope.

Changes in Executive Compensation

Immediately following the Merger, our Company’s board of directors approved a compensation program for our named executive officers. Consistent with the size and nature of our Company, our executive compensation program is simple, consisting of a base salary, an annual performance-based cash award and an annual long-term equity award under our 2014 Stock Option Plan.

☐	Base Salary: The Company’s base salaries are designed as a means to provide a fixed level of compensation in order to attract and retain talent. The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and the strength of our business.

☐	Performance-Based Cash Awards: As part of the Company’s executive compensation program, the board intends to establish an annual performance-based cash award program for our executive officers and other key employees based upon individual performance and the Company’s performance. The award program will also be designed to reinforce the Company’s goals and then current strategic initiatives. The annual performance-based cash awards will be based on the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the compensation committee and our board of directors. Following the end of each fiscal year, the compensation committee will be responsible for determining the bonus amount payable to the executive officer based on the achievement of the Company’s performance and the individual performance metrics established for such executive.

☐	Long-Term Equity Awards: Our board of directors believes that equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interest with those of our stockholders. We intend to grant annual equity awards to our executive officers under our 2014 Stock Option Plan. Our board of directors adopted and approved the following 2014 Stock Option Plan and intends to submit it for approval by our stockholders.

☐	2014 Stock Option Plan: 5,000,000 shares of our common stock have been initially authorized and reserved for issuance under our 2014 Stock Plan as option awards. This reserve will automatically increase on January 1, 2015 and each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our board of directors. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2014 Stock Option Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2014 Stock Option Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2014 Stock Option Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2014 Stock Option Plan.

Awards may be granted under our 2014 Stock Option Plan to our employees, including officers, director or consultants, and our present or future affiliated entities. While we may grant incentive stock options only to employees, we may grant non-statutory stock options, stock appreciation rights, restricted stock purchase rights or bonuses, restricted stock units, performance shares, performance units and cash-based awards or other stock based awards to any eligible participant.

The 2014 Stock Option Plan will be administered by our compensation committee. Subject to the provisions of our 2014 Stock Option Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2014 Stock Option Plan and awards granted under our 2014 Stock Option Plan.

Our board of directors approved the following compensation for our named officers:

John Hall, Ed. D., Chairman of the Board of Directors, CEO, Secretary and Treasurer:

Base Salary: Dr. Hall’s base salary will be $325,000.

Bonus: Dr. Hall shall receive a minimum bonus of $75,000 in 2014 and is eligible for an additional bonus amount based upon the Company’s performance and the Company’s adjusted EBITDA. If the adjusted EBITDA of the Company is in excess of 10% of the Company’s gross revenues, the total annual cash bonus awarded to Dr. Hall shall be no less than 1% of the Company’s gross revenues but not less than $ 75,000 for any calendar year. In the event that the adjusted EBITDA of the Company is in excess of 20% of the Company’s gross revenues, the total annual cash bonus awarded to Dr. Hall shall be no less than 2% of the Company’s gross revenues but no less than $ 100,000 for any calendar year. Any cash bonuses in excess of the above shall be payable subject to the reasonable discretion of the board of directors.

Stock Options: Dr. Hall shall receive minimum stock options equal to or greater than 500,000 shares of the Company’s common stock each calendar year. In the event that the adjusted EBITDA of the Company, in a calendar year, is in excess of 15% of the Company’s gross revenues, stock options awarded to Dr. Hall shall be no less than stock options equal to or greater than 750,000 shares of the Company’s common stock. In the event that the adjusted EBITDA of the Company, in a calendar year, is in excess of 20% of the Company’s gross revenues, stock options awarded to Dr. Hall shall be no less than stock options equal to or greater than 1,000,000 shares of the Company’s common stock. Any additional stock options award to Dr. Hall in excess of the above shall be at the discretion of the board of directors.

The board of directors believes that Dr. Hall’s compensation is in line with the Company’s goal of rapidly increasing its profitability and helps to ensure that Dr. Hall’s interests are aligned with those of the Company’s stockholders. The board of directors also believes that the compensation awarded to Dr. Hall provides appropriate incentives and provides for rewards appropriate for the level of difficulty in achieving the applicable metrics.

Brett Johnson, President and Chief Relationship Officer:

Base Salary: Mr. Johnson’s base salary shall be $250,000.

Bonus: Mr. Johnson shall be eligible for up to $75,000 in additional cash bonuses, at the reasonable discretion of the Chief Executive Officer, if the Company has a significant increase in profitable revenue that is related to the Company obtaining new clients, expanding relationships with existing clients and/or the Company makes strategic business acquisitions during 2014.

Stock Options and Warrants: Mr. Johnson shall receive options equal to 700,000 shares of the Company’s common stock in 2014. Mr. Johnson shall also be eligible to receive stock options equal to 350,000 shares of the Company’s common stock if the Company meets or exceeds its financial performance projections for fiscal year 2014. In addition, in the event that the adjusted EBITDA of the Company for the period from July 2014 through June 2015 is at least 10% and the Company has generated a minimum revenue level, which minimum level the board of directors believes will likely be achieved for this period, Mr. Johnson shall be entitled to receive additional stock options equal to 350,000 shares of the Company’s common stock. In the event that the adjusted EBITDA of the Company during the aforementioned period is at least 15% and the Company has generated a minimum revenue level, which minimum revenue level the board of directors believes will be more difficult to achieve for this period, Mr. Johnson shall be entitled to receive additional stock options equal to 350,000 shares of the Company’s common stock. Mr. Johnson shall also be entitled to receive additional stock options equal to 1,000,000 shares of the Company’s common stock, if by December 31, 2014, Mr. Johnson finds a prospective acquisition target for the Company that adds specified net market value to the company or has a minimum revenue level and a specified EBITDA, and the Company successfully closes such transaction. The board of directors believes it will be extremely difficult for Mr. Johnson to bring such a target to the Company by December 31, 2014.

The board of directors believes that Mr. Johnson’s compensation aligns with the Company’s goal of expanding its client base and expanding the services and products that the Company offers to its clients. The board of directors also believes that Mr. Johnson’s compensation aligns his interests with those of the Company’s shareholders and provides rewards and incentives that will incentivize Mr. Johnson to help the Company move forward with its profitability goals as quickly as possible.

Kyle C. Murphy, Chief Operating Officer:

Base Salary: Mr. Murphy’s base salary shall be $200,000.

Bonus: Mr. Murphy shall receive a minimum bonus of $50,000 in 2014 and shall be eligible for up to $75,000 in additional cash bonuses, at the reasonable discretion of the Chief Executive Officer, if the Company has a significant increase in profitable revenue that is related to the Company having profitable operations, obtaining new clients, expanding relationships with existing clients and/or Mr. Murphy assisting the Company in obtaining or developing marketable intellectual property through the Company’s eduDrive division that focuses on new technology development.

Stock Options and Warrants: Mr. Murphy shall receive minimum options equal to 385,000 shares of the Company’s common stock in 2014. Upon the one year anniversary of Mr. Murphy’s employment, Mr. Murphy will be entitled to additional stock options equal to 385,000 shares of the Company’s common stock if Mr. Murphy’s employment agreement is renewed for at least another one year term. In addition, in the event that the adjusted EBITDA of the Company for fiscal year 2014 is at least 5% and the Company meets certain gross revenue levels, which levels the board of directors believe will easily be achieved for this period, Mr. Murphy shall be entitled to receive additional stock options equal to 385,000 shares of the Company’s common stock. Mr. Murphy shall be entitled to receive additional stock options equal to 385,000 shares of the Company’s common stock, if during the aforementioned period, the Company has adjusted EBITDA of at least 10% and the Company has generated a minimum revenue level, which minimum level the board of directors believes will be difficult to achieve for this period. Additionally, in the event that the adjusted EBITDA of the Company for the period from July 2014 through June 2015 is at least 15% and the Company has generated a minimum revenue level, which minimum level the board of directors believes will likely be achieved for this period, Mr. Murphy shall be entitled to receive additional stock options equal to 385,000 shares of the Company’s common stock. Mr. Murphy shall also be entitled to receive additional stock options equal to 385,000 shares of the Company’s common stock, if by December 31, 2014, Mr. Murphy develops and thereafter assists the Company in launching an eduDrive service or product that generates at least $1,000,000 in revenue for the Company by December 31, 2014. Murphy shall also receive stock options equal to 500,000 shares of the Company’s common stock, up to a maximum of 2,000,000 shares, for every $5,000,000 of revenue that is generated from an eduDrive product or service, provided that such revenue must be earned by the Company while Mr. Murphy is employed by the Company. The board of directors believes it will be extremely difficult for Mr. Murphy to generate these levels of revenue unless the product or service developed and being offered by eduDrive is exceptional.

The board of directors believes the compensation set for Mr. Murphy is appropriate because in overseeing the Company’s operations and several key departments, Mr. Murphy will be able to greatly impact the Company’s ability to maintain and/or develop products and services that will assist the Company in quickly increasing its revenue levels. Additionally, the compensation structure incentivizes Mr. Murphy to quickly assist the Company with developing products that the board of directors believes will increase the Company’s profits over the long-term.

Compensation Committee

Going forward, we will be establishing a compensation committee which will be comprised of independent directors and the Company’s Chairman and Chief Executive Officer. The compensation committee will have the responsibility for evaluating and authorizing the compensation payable to our executive officers, including our named executive officers. The board of directors may also hire a compensation consultant to advise the compensation committee on how to best compensate our executive officers and directors. Generally, a compensation consultant would provide us with competitive market data and analysis regarding the compensation elements proposed to be offered to our Company’s executive officers and directors, including base salary, cash incentives and equity incentives. The compensation committee will also take into account the votes of the Company’s shareholders with respect to the compensation for our executive officers, including our named executive officers.

Potential Payments upon Termination of Change in Control

There were no payments or benefits due to any of the Company’s named executive officers upon termination of their employment or a change in control of the Company as of the end of its fiscal year on August 31, 2014.

The following payments were due to PCS Link’s named executive officers upon termination of their employment or a change in control of PCS Lind as of the end of its fiscal year on December 31, 2013.

Harvey Ross: Effective October 4, 2013, Mr. Ross’ fulltime employment with PCS Link was terminated. Mr. Ross thereafter began receiving his 16-week severance, which ended on January 31, 2014. Mr. Ross’ severance included the following benefits through January 31, 2014: (i) a weekly payment of $9,615.38, which was paid bi-weekly, (ii) continuation of his medical and dental benefits, (iii) a monthly automobile allowance of $750 per month, (iv) cell phone reimbursement of $75 per month and (v) life insurance coverage.

The payments to Mr. Ross were contingent upon Mr. Ross honoring the non-compete, confidentiality and non-solicitation provisions of his agreements with PCS Link. The confidentiality agreement was for period of two years following the termination of Mr. Ross’ employment with PCS Link and the non-compete and non-solicitation provisions covered a one year period following the termination of Mr. Ross’ employment with PCS Link. Mr. Ross was also required to comply with the terms of his severance agreement which included a waiver and release of claims.

Other than as set forth above, there were no payments or benefits due to any of PCS Link’s named executive officers upon termination of their employment or a change in control of PCS Link as of the end of its fiscal year on December 31, 2013.

Employment Agreements

The Company has entered into an employment agreement with John Hall as described below:

John Hall, Ed. D.: Immediately following the Merger, the Company entered into an employment agreement with Dr. Hall. Pursuant to the agreement, Dr. Hall will serve as the Company’s Chief Executive Officer and Chairman of the Board for a five-year period through May 31, 2019. Dr. Hall has the option to renew the agreement for a second five-year term by providing the Company with notice of intention to exercise such option at least 30 days prior to the expiration of the initial five-year term. If Dr. Hall, chooses to renew the agreement for a second five-year term he shall have the option to again renew the agreement for a third five-year term at the end of the second term. Dr. Hall’s base salary shall increase no less than 10% per year and Dr. Hall shall receive a minimum of that portion of $75,000 prorated over the number of completed months of service during the last calendar year of his service to the Company. Please see our discussion of Changes in Executive Compensation for further information regarding Dr. Hall’s compensation pursuant to his employment agreement with the Company. Please see our discussion of Potential Payments Upon Termination or Change in Control for information regarding any termination payments that may become due to Dr. Hall pursuant to his employment agreement with the Company.

If the Company terminates Dr. Hall’s employment for other than Cause, or if Dr. Hall terminates his employment due to a breach of his employment agreement by the Company, or if Dr. Hall terminates his employment agreement for Good Reason, the Company shall immediately pay to Dr. Hall in one lump sum all salary, unpaid vacation, outstanding reimbursements for business expenses, bonuses and stock options otherwise payable to Dr. Hall pursuant to his employment agreement, discounted to present value at the rate of eight percent (8%) per annum. In addition, all stock options owed to Dr. Hall shall be exercisable by Dr. Hall immediately or at any other time or times on or before the termination of the option as to any share or shares subject to such option for which the option has not yet been exercised. In no event shall the amount paid by the Company to Dr. Hall under in connection with the aforementioned termination be less than $1,250,000, which shall be payable immediately upon Dr. Hall’s termination.

For purposes of Dr. Hall’s payments upon termination, “cause” and “good reason” shall have the following meanings:

“Cause” means (a) theft or embezzlement by Dr. Hall with respect to the Company or its subsidiaries; (b) malfeasance or gross negligence in the performance of Dr. Hall’s duties without the same being corrected within thirty (30) days after being given written notice thereof by the Company; (c) Dr. Hall being convicted of any felony; (d) willful or prolonged absence from work by Dr. Hall (other than by reason of disability due to physical or mental illness) or systemic failure or refusal by Dr. Hall to perform his duties and responsibilities without the same being corrected within thirty (30) days after being given written notice thereof by the Company; (e) continued and habitual use of alcohol by Dr. Hall to an extent which materially impairs Dr. Hall’s performance of his duties without the same being corrected within thirty (30) days after being given written notice thereof by the Company; (f) Dr. Hall’s use of illegal drugs without the same being corrected within thirty (30) days after being given written notice thereof; or (g) the willful material breach by the Dr. Hall of any of the covenants contained in his employment agreement without the same being corrected within thirty (30) days after being given written notice thereof by the Company.

“Good Reason” shall be defined as: (i) any material reduction in Dr. Hall’s duties that is inconsistent with Dr. Hall’s position as Chairman and Chief Executive Officer of Company or a change in Dr. Hall’s reporting relationship such that Dr. Hall no longer reports directly to the Board of Directors; (ii) Dr. Hall is no longer the Chairman and Chief Executive Officer of the Company; (iii) any reduction in Dr. Hall’s annual base salary, bonus compensation, or any other benefits/allowances granted by his employment agreement without Dr. Hall’s express written consent; (iv) material breach by the Company of any of its obligations under Dr. Hall’s employment agreement after providing the Company with written notice and an opportunity to cure within thirty (30) days; (v) a requirement by the Company or its board of directors that Dr. Hall relocate his principal office to a facility more than 50 miles from Dr. Hall’s principal office as of the date of the execution of employment agreement; (vi) the board of directors involve themselves in Dr. Hall’s day-to-day or usual business operations, or impair or impede the Chief Executive Officer’s sole authority over the hiring and firing of members of the Company’s employees or executives as well as entering into contracts with customers or vendors; (vii) direct Dr. Hall to do activities that are unlawful; and/or (viii) failure of the Company to pay Dr. Hall.

Grants of Plan-Based Awards

The Company did not grant any equity awards to our named executive officers during the fiscal year ended August 31, 2014. Additionally, PCS Link did not grant any equity awards to its named executive officers during its fiscal years ending August 31, 2014, December 31, 2013 or 2012.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding equity awards owed to our named executive officers that were outstanding as of the end of our fiscal year on August 31, 2013. Additionally, our now wholly owned subsidiary, PCS Link had no outstanding equity awards owed to its named executive officers that were outstanding as of the end of its fiscal year on December 31, 2013.

Director Compensation

No compensation was paid to any of the Company’s directors for the fiscal years ending on August 31, 2014, December 31, 2012 and 2013.

No compensation was paid to any directors of the Company’s now wholly owned subsidiary, PCS Link, for the fiscal years ending August 31, 2014, December 31, 2012 and 2013.

Changes in Director Compensation

Immediately following the Merger, the board of directors of the Company entered employment agreements with and agreed to the following compensation for each new member of the Company’s board of directors, other than Dr. Hall’s compensation and Mr. Johnson’s proposed compensation, which are discussed above under Changes In Executive Compensation.

Lyle M. Green: Mr. Green shall serve as a director of the Company for a one-year term. Mr. Green shall receive compensation of $1,000 per meeting during his tenure as a board member. In addition, Mr. Green shall receive stock options equal to 150,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of every year of service as a board member for the Company.

Jonathan Newcomb: Mr. Newcomb shall serve as a director of the Company for a one-year term. Mr. Newcomb shall receive stock options equal to 150,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of every year of service as a board member for the Company.

Mike Sims: Mr. Sims shall serve as a director of the Company for a one-year term. Mr. Sims shall receive compensation of $1,000 per meeting during his tenure as a board member. In addition, Mr. Sims shall receive stock options equal to 150,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of every year of service as a board member for the Company.

Matt Toledo:  Mr. Toledo shall serve as a director of the Company for a one-year term. Mr. Toledo shall receive compensation of $1,000 per meeting during his tenure as a board member. In addition, Mr. Toledo shall receive stock options equal to 150,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of every year of service as a board member for the Company.

The Company’s board of directors are not entitled to any retirement, pension, profit sharing or other benefit plans. Further, the Company’s board of directors are not entitled to any payments, stock options or any other benefit or payment upon their resignation, retirement or termination as a board member or a change control of the Company.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of August 31, 2014, regarding (i) each person known by Greenwood Hall to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of Greenwood Hall, and (iii) all officers and directors as a group.

Greenwood Hall

Name and Address	Title of Class	Amount and Nature of Beneficial Ownership	Percentage of Class
John Hall(1) 1936 East Deere Avenue Suite 120 Santa Ana, CA 92705	Common Stock	25,051,591	63.4%

All Officers and Directors as a group	Common Stock	25,051,591	63.4%

(1)	Executive Officer and/or Director

Section 16(a) Beneficial Ownership reporting Compliance.

Section 16(a) of the Securities Exchange Act of 1934, as amended (the “Act”), requires our executive officers and directors and persons who beneficially own more than 10% of our Common Stock to file initial reports of beneficial ownership and reports of changes in beneficial ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

To the Company’s knowledge, no person who, during the fiscal year ended August 31, 2014, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating to the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

Item 13. Certain Relationships and Related Transactions, and Director Independence

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships and Related Party Transactions

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

☐	Any of our directors or officers;
☐	Any proposed nominee for election as our director;
☐	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or
☐	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who lives in the same house as such person or who is a director or officer of any parent or subsidiary of our Company.

One of PCS Link’s customers, MarkeTouch, held a 7.5% interest in PCS Link’s common stock during 2013, 2012, and 2011. Sales to MarkeTouch amounted to $124,328, $137,924, and $211,969 during the years ended December 31, 2013, 2012, and 2011, respectively. Pursuant to an agreement between the Company and MarkeTouch, made in 2011, the Company repurchased all of the shares previously held by MarkeTouch for $147,333 through June 16, 2014.

As of December 31, 2013, the Company owed John Hall $173,892.81 and Zan Greenwood $10,123.17 related to non-interest bearing advances. These advances were due on demand. As of the date of the filing of this report, no amounts are owed pursuant to these advances.

Review, Approval or Ratification of Transactions with Related Persons

Due to the small size of our Company, we do not at this time have a formal written policy regarding the review of related party transactions, and rely on our full board of directors to review, approve or ratify such transactions and identify and prevent conflicts of interest. Our board of directors reviews any such transaction in light of the particular affiliation and interest of any involved director, officer or other employee or stockholder and, if applicable, any such person’s affiliates or immediate family members. Management aims to present transactions to our board of directors for approval before they are entered into or, if that is not possible, for ratification after the transaction has occurred. If our board of directors finds that a conflict of interest exists, then it will determine the appropriate action or remedial action, if any. Our board of directors approves or ratifies a transaction if it determines that the transaction is consistent with our best interests and the best interest of our stockholders.

Director Independence

In connection with the closing of the Merger, our board of directors undertook a review of the composition of our board of directors and independence of each director. Subsequent to the Merger, Matt Toledo joined our board of directors. Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that Lyle M. Green, Jonathan Newcomb, Mike Sims and Matt Toledo (the “Independent Directors”) would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2). Further, although we do not presently have separately standing audit, governance or compensation committees of our board of directors, our board of directors has determined that each of the independent directors would qualify as “independent” under NASDAQ Listing Rules applicable to such board committees. John Hall would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the board of directors generally or to separately designated board committees because he currently serves as our Chief Executive Officer. Brett Johnson would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the board of directors generally or to separately designated board committees because he currently serves as our Chief Executive Officer. In making such determinations, our board of directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Subject to some exceptions, NASDAQ Listing Rule 5605(a)(2) provides that a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that a director cannot be an “independent director” if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us within the preceding three years, other than for service as a director or benefits under a tax-qualified retirement plan or non-discretionary compensation (or, for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is a current partner of our independent public accounting firm, or has worked for such firm in any capacity on our audit at any time during the past three years; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer, partner or controlling shareholder of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during our past three fiscal years, exceeds the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000 (except for payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs). Additionally, in order to be considered an independent member of an audit committee under Rule 10A-3 of the Exchange Act, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other committee of the board of directors, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the applicable company or any of its subsidiaries or otherwise be an affiliated person of the applicable company or any of its subsidiaries.

Item 14. Principal Accountant Fees and Services

Fees Billed to the Company by its independent auditors during the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012.

Set forth below is certain information concerning fees billed to us by Rose, Snyder & Jacobs LLP in respect of services provided for the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012.

	2014	2013	2012
Audit fees	$112,500	$50,000	$47,500

Audit-related fees	-	-	-

Tax Fees	$14,200	-	-

All other fees	-	-	-

Total	$126,700	$50,000	$47,500

Audit Fees: For the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012, the aggregate audit fees billed by Rose, Snyder & Jacobs LLP were for professional services rendered for audits and quarterly reviews of our consolidated financial statements as well as services that are normally provided by the accountant in connection with statutory and regulatory filings.

Audit-Related Fees: For the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012, there were no audit-related fees billed by Rose, Snyder & Jacobs LLP.

Tax Fees: For the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012, fees billed by Rose, Snyder & Jacobs related to tax return preparation and tax planning services.

All Other Fees: For the eight months ended August 31, 2014 and the years ended December 31, 2013 and 2012, there were no fees billed by Rose, Snyder & Jacobs for other services, other than the fees described above.

Policy on Board pre-approval of audit and permitted non-audit services of independent auditors

The Board has determined that all services provided by Rose, Snyder & Jacobs were compatible with maintaining the independence of such audit firm. The charter of the Board requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Board has delegated to the Chair of the Board authority to approve permitted services, provided that the Chair reports any decisions to the Board at its next scheduled meeting. During 2014, 2013 and 2012, the Chair of the Board, subsequently advising the Board, or the Board itself pre-approved all audit related and the tax services provided by our independent auditors. During 2014, 2013 and 2012, no non-permitted or non-authorized services were performed by our independent registered public accounting firm.

Item 15. Exhibits

(a) The following documents are filed as part of this report:

(1) The following financial statements of Greenwood Hall, Inc. are included in Item 8:

(2) All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3) See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.

(b) Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

DESCRIPTION OF EXHIBITS

See Exhibit Index below and the corresponding exhibits, which are incorporated by reference herein.

(c)                Exhibits

Exhibit No.	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of July 22, 2014, by and among Greenwood Hall, Inc., Greenwood Hall Acquisition, Inc. and PCS Link, Inc. d/b/a Greenwood & Hall (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
2.2	Articles of Merger with Divio Holdings, Corp and Greenwood Hall, Inc., as filed with the Nevada Secretary of State effective July 1, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
3.1(i)	Articles of Incorporation of Greenwood Hall, Inc. previously known as Divio Holdings, Corp. as filed with the Nevada Secretary of State (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
3.1(ii)	Certificate of Change of Greenwood Hall, Inc. previously Divio Holdings Corp.*
3.2	Bylaws of Greenwood Hall, Inc. (Nevada) (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
4.1	Form of Investor Warrant by and between Greenwood Hall, Inc. and the investors in the Primary Financing (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
4.2	Warrant dated as of July 23, 2014, issued by Greenwood Hall, Inc. to Opus Bank (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
4.3	Return to Treasury Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
4.4	Form of Registration Rights Agreement, dated as of June 30, 2014, by and between Greenwood Hall, Inc. and the investors in the Private Placement Financing (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.1	Form of Subscription Agreement, by and between Greenwood Hall, Inc. and the investors in the Primary Financing (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.2	Employment Agreement by and between John Hall and Greenwood Hall, Inc. + (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.3	Greenwood Hall, Inc. 2014 Stock Option Plan+ (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.4	Form of Stock Option Award Agreement under the 2014 Stock Option Plan+ (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.5	Form of Indemnification Agreement (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.6	Business Loan Agreement, dated as of October 21, 2010, by and between PCS Link, Inc. d/b/a Greenwood & Hall and California United Bank as amended (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.7	Amended and Restated Credit Agreement, dated as of July 18, 2014, by and between Opus Bank, PCS Link, Inc. d/b/a Greenwood & Hall and Greenwood Hall, Inc. (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.8	First Amendment, Waiver and Ratification dated as of December 12, 2014, of the Amended Credit Agreement and related term loan and line of credit, dated July 18, 2014, between PCS Link d/b/a/ Greenwood & Hall, Inc. and Opus Bank.*
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
+	Designates management contracts and compensation plans.

(c) Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

Signatures

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on March 18, 2014 by the undersigned thereto.

GREENWOOD HALL, INC.

/s/ JOHN HALL
John Hall,
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hall and Tina J. Gentile, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 12, 2014.

Signature	Title	Date

/s/ John Hall	Chief Executive Officer, and Director	December 12, 2014
John Hall	(Principal Executive Officer)

/s/ Tina J. Gentile	Interim Chief Financial Officer	December 12, 2014
Tina J. Gentile	(Principal Financial and Accounting Officer)

/s/ Brett Johnson	Director	December 12, 2014
Brett Johnson

/s/ Mike Sims	Director	December 12, 2014
Mike Sims

/s/ Lyle Green	Director	December 12, 2014
Lyle Green

/s/ Matt Toledo	Director	December 12 2014
Matt Toledo

/s/ Jonathan Newcomb	Director	December 12, 2014
Jonathan Newcomb

SIGNATURE PAGE TO GREENWOOD HALL, INC. 2014 ANNUAL REPORT ON FORM 10-K

