Form 10-Q
period 2014-11-30
GREENWOOD HALL, INC.
filed 2015-01-14
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-184796

GREENWOOD HALL, INC.
(Exact name of registrant as specified in its charter)

Nevada	99-0376273
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

1936 East Deere Avenue, Suite 120, Santa Ana, California 92705
(Address of principal executive offices) (Zip Code)

949-655-5000
(Registrant’s telephone number, including area code)

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 30, 2014, there were 43,382,900 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended November 30, 2014 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

2

GREENWOOD HALL, INC.
INDEX TO FINANCIAL STATEMENTS

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2014 AND AUGUST 31, 2014

	(Unaudited)	(Audited)
	NOV 2014	AUG 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,799	$367,286
Accounts receivable, net	599,261	1,039,065
Prepaid expenses and other current assets	100,878	305,691
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	781,798	1,748,902

PROPERTY AND EQUIPMENT, net	181,744	211,525

OTHER ASSETS
Deposits and other assets	65,812	57,659

TOTAL OTHER ASSETS	65,812	57,659

TOTAL ASSETS	$1,029,354	$2,018,086

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$628,646	$835,423
Accrued expenses	304,541	284,362
Accrued payroll and related expenses	427,933	411,280
Deferred revenue	108,603	1,102,500
Accrued interest	20,923	35,773
Due to shareholders / officer	112,586	155,476
Notes payable, net of discount of $65,235 and $71,758, respectively	1,395,609	2,053,134
Line of credit	1,500,000	1,500,000
Derivative liability	118,363	118,363
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	4,953,061	6,832,168

Notes payable, non-current	1,757,576	1,297,988

TOTAL LIABILITIES	6,710,637	8,130,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, 39,536,450 and 38,536,450 shares issued and outstanding, respectively	39,536	38,536

Additional paid-in capital	4,148,711	3,149,711
Accumulated deficit	(9,869,530)	(9,300,317)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,681,283)	(6,112,070)

Noncontrolling interest	-	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(5,681,283)	(6,112,070)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,029,354	$2,018,086

See the unaudited notes to
consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013

REVENUES	$2,664,968	$2,103,272

OPERATING EXPENSES
Direct cost of services	1,578,471	891,803
Personnel	858,960	1,510,740
Selling, general and administrative	769,449	1,234,588

TOTAL OPERATING EXPENSES	3,206,880	3,637,131

INCOME (LOSS) FROM OPERATIONS	(541,912)	(1,533,859)

OTHER INCOME (EXPENSE)
Interest expense	(109,528)	(89,328)
Change in value of derivatives	-	-
Miscellaneous income (expense), net	82,227	(2,677)

TOTAL OTHER INCOME (EXPENSE)	(27,301)	(92,005)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(569,213)	(1,625,864)

Provision for (benefit from) income taxes	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(569,213)	(1,625,864)

NET INCOME (LOSS)	(569,213)	(1,625,864)

Net income (loss) attributable to noncontrolling interests	-	-

Net income (loss) attributable to PCS Link, Inc. common stockholders	$(569,213)	$(1,625,864)

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc. common stockholders	$(0.01)	$(0.06)

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(0.01)	$(0.06)

Weighted average common shares - basic and diluted	39,536,450	25,051,591

See the unaudited notes

to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

					Total
					Greenwood Hall, Inc.
	Common Stock		Additional Paid-in	Accumulated	Stockholders' Equity	Noncontrolling	Total Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit)	Interest	Equity (Deficit)
Balance, January 1, 2012	25,051,591	$25,052	$(20,552)	$(3,471,399)	$(3,466,899)	$-	$(3,466,899)
Net income	-	-	-	618,883	618,883	-	618,883
Balance, December 31, 2012	25,051,591	25,052	(20,552)	(2,852,516)	(2,848,016)	-	(2,848,016)
Net loss	-	-	-	(2,921,250)	(2,921,250)	-	(2,921,250)
Balance, December 31, 2013	25,051,591	25,052	(20,552)	(5,773,766)	(5,769,266)	-	(5,769,266)
Recapitalization of Greenwood Hall, Inc.	10,250,000	10,250	(44,834)	-	(34,584)	-	(34,584)
Issuance of units (1 share and 1 warrant) for cash, net of fees	1,650,000	1,650	1,643,961	-	1,645,611	-	1,645,611
Conversion of debt into units (1 share and 1 warrant)	1,386,450	1,386	1,385,064	-	1,386,450	-	1,386,450
Issuance of stock with debt	198,409	198	186,072	-	186,270	-	186,270
Issuance of warrants with debt	-	-	78,281	-	78,281	-	78,281
Reclassification of warrants to liabilities	-	-	(78,281)	-	(78,281)	-	(78,281)
Net loss	-	-	-	(3,526,551)	(3,526,551)	-	(3,526,551)
Balance, August 31, 2014	38,536,450	38,536	3,149,711	(9,300,317)	(6,112,070)	-	(6,112,070)
Issuance of units (1 share and 1 warrant) for cash, net of fees	1,000,000	1,000	999,000	-	1,000,000	-	1,000,000
Net loss	-	-	-	(569,213)	(569,213)	-	(569,213)
Balance, November 30, 2014	39,536,450	$39,536	$4,148,711	$(9,869,530)	$(5,681,283)	$-	$(5,681,283)

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2014 AND 2013

(UNAUDITED)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(569,213)	$(1,625,864)
Net (income) loss from discontinued operations	-	-
Net income (loss) from continuing operations	(569,213)	(1,625,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Depreciation and amortization	15,840	-
Amortization of note discount	6,523
Changes in operating assets and liabilities:
Accounts receivable	439,804	389,555
Prepaid expenses and other current assets	196,660	75,806
Accounts payable	(204,546)	486,546
Accrued expenses	20,177	49,144
Accrued payroll and related	16,653	-
Deferred revenue	(993,897)	50,000
Accrued interest	(14,848)	80,042
Advances from officers, net	(42,890)	141,301
Net cash provided by (used in) operating activities of continuing operations	(1,129,737)	(353,470)
Net cash provided by (used in) operating activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,129,737)	(353,470)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	-	1,216,275
Payments on notes payable	(192,750)	(1,299,934)
Bank overdraft	-	81,861
Repurchase of common stock	-	(13,000)
Proceeds from the sale of units	1,000,000	-
Net cash provided by (used in) financing activities of continuing operations	807,250	(14,798)
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	807,250	(14,798)

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	(322,487)	(368,268)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH	(322,487)	(368,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	367,286	368,268

CASH AND CASH EQUIVALENTS, END OF PERIOD	$44,799	$-

Supplemental disclosures:
Interest paid in cash	$117,853	$39,502
Income taxes paid in cash	$-	$-

See unaudited notes to consolidated financial statements

GREENWOOD HALL, INC. AND SUBSIDIARIES

Notes to Financial Statements
NOV 30, 2014
(Unaudited)

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of November 30, 2014 and has incurred a loss from continuing operations during 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from shareholders. During the three months ended November 30, 2014 the Company received a net amount of approximately $807,000 from financing activities.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted- average number of common shares and dilutive potential common shares outstanding during the period. During 2013, the Company had no instruments that could potentially dilute the number of common shares outstanding. Warrants to purchase common stock were excluded from the computation of diluted shares during the three months ended November 30, 2014 as their effect is anti-dilutive.

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

University Financial Aid Services, LLC was 60% owned by John Hall and Zan Greenwood, who at the time held a combined 92.5% of our common stock and served as directors of PCS Link. John Hall is the CEO of the Company and Zan Greenwood served as the Company’s Chief Operating Officer through June 2013. The equity owners of UFAS have no equity at risk, Greenwood Hall has funded UFAS’ operations since it was formed in 2010, and we have the ability to exercise control over UFAS through our two shareholders / directors.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $29,685 and $375,932 for the three months ended November 30, 2014and the three months ended November 30, 2013 respectively, and are included in selling, general and administrative expenses.

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

As part of a debt financing during May 2014, the Company issued warrants to acquire 248,011 shares of Common Stock. These warrants contain a mechanism to increase the number of warrants upon the issuance of certain dilutive equity securities. If during the terms of the warrants, the Company issues additional shares of Common Stock or equivalents, the warrant holders are entitled to additional warrants with the same terms as the original warrants. As a result of these features, the warrants are subject to derivative accounting as prescribed under ASC 815. Accordingly, the fair value of the warrants on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability. The fair value of the Warrants is estimated at the end of each reporting period and the change in the fair value of the Warrants is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. During the three months ended November 30, 2014 and 2013, the Company recognized a change in value of the derivative liability of $0 and $0, respectively.

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

The following table summarizes fair value measurements at November 30, 2014 for assets and liabilities measured at fair value on a recurring basis.

November 30, 2014

	Level 1	Level 2	Level 3
Derivative Liabilities	$-	$-	$118,363

The assumptions used in valuing warrants issued during the three months ended November 30, 2014 were as follows:

Risk free interest rate	2.12%
Expected life	6.5 Years
Dividend yield	None
Volatility	30%

The following is a reconciliation of the derivative liability related to these warrants for the three months ended November 30, 2014:

Value at August 31, 2014	$118,363
Issuance of instruments	-
Change in value	-
Net settlements	-
Value at November 30, 2014	$118,363

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

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment amounted to $15,837 for the three months ended November 30, 2014, $0 during the three months ended November 30, 2013, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At November 30, 2014, property and equipment consists of the following:

NOV 2014
Computer equipment	$553,255
Software and Equipment	39,400
592,655
Accumulated depreciation	(410,911)
Net property and equipment	$181,744

3. NOTES PAYABLE

Bank

In May 2014, the Company entered into a Credit Agreement and related term loan and line of credit with Opus Bank (“ Opus ”). Pursuant to the terms of the agreement, the Company issued a promissory note in the amount of $2,000,000, the proceeds of which were required to be used to finance repayment of the amounts owed to TCA. Monthly payments of principal and interest are required through the maturity date in May 2017. The amounts owed to Colgan and CUB are subordinated to amounts owed to Opus under the Credit Agreement and related debt facilities. Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company.

The line of credit is for a maximum amount of $3,000,000. Payments of interest only will be due monthly with the unpaid balance due, in full, on the maturity date in May 2017.

As of November 30, 2014, the balance outstanding on the term loan and line of credit amounted to $1,757,576 and $1,500,000, respectively. At November 30, 2014, amounts owed pursuant to the Credit Agreement bear interest at a rate of 5.75% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the eight months ended August 31, 2014, the Company recognized $6,523 of amortization related to this discount, leaving a balance of $71,758 at August 31, 2014.

Bank

In October 2010, the Company issued a promissory note to California United Bank (“CUB”) for $1,250,000 and has been amended several times since issuance. The note was last amended in May 2013. The note bears interest at a variable rate, subject to a minimum of 7.25% per annum. The interest rate at December 31, 2013 was 7.25%. Payments of interest are due monthly with one payment of all outstanding principal plus accrued interest due on March 5, 2014. The note is secured by substantially all assets of the Company and is guaranteed by one former shareholders/officer, by one shareholders/officer, a trust of one of the officers/shareholders, and UFAS.

In May 2014, the Company and CUB amended the promissory note of $1,250,000 to extend the maturity date to the earlier of i) October 2014 or ii) the completion of specified debt / equity funding. CUB also agreed to subordinate its security interest to another lender if certain criteria were met. As of November 30, 2014, the balance remaining is $876,250.

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

Loan and Security Agreement

During 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“ Colgan ”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. This note is subordinate to the notes held by California United Bank. In July 2014, a paydown of $144,000 was made in connection with an equity funding. As of November 30, 2014, the balance remaining is $456,000.

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

The Company also finances the purchases of small equipment. The amount of such notes is not significant at November 30, 2014. The following is a schedule, by year, of future minimum principal payments required under notes payable as of November 30, 2014:

Years Ending August 31,
2015 (remainder of)	$1,460,844
2016	1,228,643
2017	528,933
2018	-
2019	-
Total	3,218,420
Note discount	(65,235)
$3,153,185

4. RELATED PARTY TRANSACTIONS

One of the Company’s customers, MarkeTouch Media, Inc. (“MarkeTouch”), held a 7.5% interest in our common stock during 2013. Pursuant to an agreement between the Company and MarkeTouch, the Company is repurchasing the shares held by MarkeTouch. As of November 30, 2014 and 2013, the Company owed $0 and $27,333, respectively, relating to this share repurchase obligation, which is recorded in accrued expenses.

5. STOCKHOLDERS’ EQUITY

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of common stock, par value $0.0001.

Pursuant to an agreement between the Company and MarkeTouch, the Company is repurchasing the shares held by MarkeTouch. As of November 30, 2013, the Company owed $27,333 relating to this share repurchase obligation, which is recorded in accrued expenses. The shares of MarkeTouch are still considered issued and outstanding as of November 30, 2013 and were cancelled during the eight months ended August 31, 2014 upon payment in full of the share repurchase obligation.

In July 2014, the Company sold 3,036,450 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit. As a result, the Company raised $1,645,611 net of fees and converted $1,386,450 of debt and accrued interest. The warrants have an exercise price of $1.30 per share and expire 24 months from the date of closing of the Merger.

In September 2014, the Company sold 1,000,000 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit, for total proceeds of $1,000,000.

The following is a summary of warrants outstanding at November 30, 2014:

Exercise Price	Number of Warrants	Expiration Date
$1.00	375,000	May 2021
$1.30	3,036,450	July 2016
$1.30	1,000,000	September 2016

6. CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the three months ended November 30, 2014 and 2013 1 and 3 customers represented 57% and 48% of net revenues, respectively. For the three months ended November 30, 2014 and 2013 3 and2 customers represented 67% and 52% of accounts receivable, respectively.

7. INCOME TAXES

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at November 30, 2014 and August 31, 2014.

As of November 30, 2014, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“ NOL ”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

The Company has adopted guidance issued by the FASB that clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold of more likely than not and a measurement process for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. In making this assessment, a company must determine whether it is more likely than not that a tax position will be sustained upon examination, based solely on the technical merits of the position and must assume that the tax position will be examined by taxing authorities. The Company’s policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest and penalties totaled $0 for the three months ended November 30, 2014 and 2013. The Company files income tax returns with the Internal Revenue Service (“ IRS ”) and several states. The Company is no longer subject to examination by federal and state taxing authorities for tax years through 2009 and 2008, respectively. The Company’s net operating loss carryforwards are subject to examination until they are fully utilized and such tax years are closed.

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

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the three months ended November 30, 2014 and 2013 $80,068 and $123,445 respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of August 31, 2014:

Years Ending August 31,
2015 (remainder of)	$239,656
2016	336,356
2017	348,530
2018	358,015
2019	368,700
Thereafter	1,971,200
$3,622,457

Employment Agreements

At November 30, 2014, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“ Robin Hood ”) filed suit against Patriot Communications, LLC (“ Patriot ”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until May 2015, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company and John Hall.

9. DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS was inactive during the three months ended November 30, 2014 and 2013.

10. SUBSEQUENT EVENTS

In December 2014, the Company entered into a Loan Agreement with Colgan Financial Group, Inc. (“ Colgan ”) pursuant to which the Company issued a promissory note of $500,000. The note bears interest at 12% per year, the interest of which is payable monthly. This is a 3 year note and is secured by substantially all assets of the Company. This note is subordinate to the notes held by Opus Bank and California United Bank.

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

As used in this Form 10-Q, the terms “we”, “us”, “our”, the “Company”, mean Greenwood Hall, Inc. (formerly Divio Holdings, Corp.), unless otherwise indicated.The forward-looking statements relate only to events as of the date on which the statements are made. Neither the Company nor PCS Link (as hereinafter defined) undertakes any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised, however, to consult any further disclosures the Company makes in future public filings, statements and press releases.

All dollar amounts refer to US dollars unless otherwise indicated.

Corporate Overview

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, maximize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have customized turnkey solutions that combine experienced strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 166 employees and has served more than 40 education clients and over 70 degree programs.

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

Our Services

Key components of our end-to-end student lifecycle management solution are:

•	Student Recruitment & Enrollment – Our Student Recruitment and Enrollment services include interactive and traditional lead- generation as well as end-to-end recruitment solutions for academic programs of all types including online degree programs. We help clients identify and reach out to qualified potential students, recruit prospective students, provide enrollment counseling and advice on financial aid options and eligibility, guide students through the enrollment process, and help to ensure that students have a great first week experience. From the first interaction with prospective students, our enrollment counselors act as an extension of the client, and establish and foster close, collaborative relationships with students. These close relationships, which begin in the recruitment process and extend through the entire student lifecycle, result in significantly improved leads to enrollment rates, increased persistence, enhanced student experience, and better student outcomes over the long term.

•	Student Success & Retention – Our student retention counselors and success coaches leverage web-based tools to monitor and assess student progress against their stated education and career goals, and provide student-specific counsel to keep them on track and navigate barriers to success. Counselors proactively contact assigned students each term to ensure students register for the next term, have all instructional materials/textbooks, have made any necessary payment arrangements, are up-to-date on any financial aid requirements, and any other obstacles to student persistence are handled. We also offers a student concierge service that provide students with professional support on a wide range of needs including financial aid, payments, registration, password resets and portal support.

•	Career Advising and Job Placement – We offer proactive career advising services that coach and motivate students to persist and graduate, and help students plan for life after graduation. Our student retention counselors and success coaches collaborate with school-based academic advisors and students to develop customized career paths, including working with students to make sure they are fully utilizing all on-campus career services. Our career advice and job placement counselors also assist in determining career interests, arranging and preparing students for job interviews, providing support with interview preparation, resume building and garnering references. Additionally, this group tracks student success after graduation to help build career networks and job opportunities for future graduates and validate a school’s return on investment.

•	We also provide our education clients with strategic advisory services and analysis that help them manage their institutions more efficiently and effectively. These include strategic marketing assessments, financial and operating efficiency evaluations to aid in decision making, and data and IT services that enable clients to better analyze and manage data, and improving communications with students.

Subsequent Events

The following events occurred after November 30, 2014, through January 12, 2015, the date on which the financial statements for the year ended November 30, 2014 were issued:

•	On December 22, 2014 PCS Link, Inc. dba Greenwood & Hall entered into a Change in Terms Agreement with California United Bank (“CUB”) in relation to the promissory note with outstanding balance of $876,250. The change in terms included an extention of the maturity date of the facility to April 30, 2015. Other specific terms were described in the 8-K filing of December 30, 2014.

•	On December 22, 2014, in consideration for funds in the amount of $500,000 received by Greenwood Hall, Inc. from Colgan Financial Group, Inc. and Robert Logan (“Logan,” and together with CFG, the “Holder”), the Company executed a secured convertible promissory note, the specific terms of which were described in the 8-K filing of December 30, 2014.

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

Going Concern

As more fully described in Note 1 to the financial statements related to the uncertainty of our ability to continue as a going concern appearing in this report for the three months ended November 30, 2014. The Company has an accumulated deficit and a working capital deficit as of November 30, 2014 and incurred a loss from continuing operations during the first quarter. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Lack of Working Capital

The Company has never been properly capitalized. As a result, the Company has at times suffered from costly cash flow challenges as well as associated costs, missed opportunities, and inability to fully scale its operations. The lack of working capital has caused the Company to have to rely heavily on operating revenue as well as other sources of capital, such as debt. The Company believes proper capital investment and less reliance on incurring new debt to finance the Company’s growth will enable the Company to improve its financial performance in the future.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the Three Months ended Nov 30, 2014 and Nov 30, 2013.

	Three Months	Three Months
	Ended	Ended
	Nov 30, 2014	Nov 30, 2013
Revenue	$2,664,968	$2,103,272
Cost of goods sold	1,578,471	891,803
Gross margin	1,086,497	1,211,469
General & Administrative
Expenses	1,655,710	2,837,333
Loss from operations	(569,213)	(1,625,864)
Income tax provision
NET INCOME (LOSS)	$(569,213)	(1,625,864)

Three Months Ended Nov 30, 2014 Compared to Three Months Ended Nov 30, 2013

Comparison of the Three Months Ended November 30, 2014 (Unaudited) to the Three Months Ended November 30, 2013 (Unaudited)

Revenues: Revenues increased $561,696, or 26.7%, during the three months ended November 30, 2014, primarily due to new business obtained in 2014.

Direct Cost of Services: Direct cost of services increased $686,668, or 77%, during the three months ended November 30, 2014, primarily due to the increased revenues for the same time period, as well as a revised allocation of personnel to direct cost of services as opposed to general and administrative in 2014. Such allocations had not been previously made due to limited tracking and reporting available in relation to payroll and personnel costs.

Personnel: Personnel costs decreased $651,780 or 43%, during the three months ended November 30, 2014, primarily due to a reduction in the number of employees as a result of the operational restructuring and better health insurance rates during 2014.

Selling, General and Administrative: Selling, general and administrative expenses decreased $465,139, or 38%, during the three months ended November 30, 2014, primarily due to the a reduction in the number of management employees as a result of the operational restructuring and to directly allocating various employees to cost of services.

Income (Loss) From Continuing Operations: As a result of the restructuring efforts, cost cutting and the aforementioned items, we experienced a net loss of $569,213 from continuing operations during the three months ended November 30, 2014, compared with a net loss from continuing operations of $1,625,864 during the three months ended November 30, 2013, a decrease of $1,056,651, or 65%. We believe that this improvement is a clear indication that the Company is beginning to see the benefits of the restructuring initiated in 2013.

Liquidity and Capital Resources

Working Capital

	Nov 30, 2014	Nov 30, 2013
Total Current Assets	$781,798	1,748,902
Total Current Liabilities	4,953,061	6,832,168
Working Capital Deficit	(4,171,263)	(5,083,266)

The decrease in the working capital deficit of $912,003 or 18% in the three months ended November 30, 2014, as compared to the three months ended November 30, 2013 was due to reduced accounts payable as a result of the restructuring, increased receivables as a result of new business; and fundraising activities resulting in increased cash and decreased debt.

Cash Flows

	Three Months Ended	Three Months Ended
	Nov 30, 2014	Nov 30, 2013
Net Cash used by Operating Activities	$(1,129,737)	(353,470)
Net Cash provided by Financing Activities	807,250	(14,798)

The net decrease in cash in the three months ended November 30, 2014, as compared to the three months ended November 30, 2013, decreased by $45,781 or 12.4%. The increase in net cash used in operating activities was due to a decrease in accounts payables as well as a decrease in deferred revenue during the three months ended November 30, 2014. The increase in cash provided by financing activities in the three months ended November 30, 2014, as compared to the three months ended November 30, 2013 was due to the issuance of common shares during the three months ended November 30, 2014.

Debt of PCS Link

California United Bank Loan

During 2010, the Company issued a promissory note to California United Bank (“CUB”) in the amount of $1,250,000, which has been amended several times since issuance. The note was last amended in May 2014. The note bears interest at a variable rate, subject to a minimum of 7.25% per annum. The interest rate at November 30, 2014 was prime plus 4%. Payments of interest are due monthly with one payment of all outstanding principal plus accrued interest due on the earlier of i) October 2014 or ii) the completion of specified debt/equity funding. The note is secured by substantially all assets of the Company and is guaranteed by two shareholders/officers, a trust of one of the officers/shareholders, and University Financial Aid Services, LLC. As of November 30, 2014, the balance outstanding was $876,250.

Colgan Note

In December 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“Colgan”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and is secured by substantially all assets of PCS Link, however, it is subordinated to the Opus Amended Credit Agreement (as defined below). As of November 30, 2014, the balance outstanding was $456,000.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

This quarterly report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30, 2014, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended November 30, 2014, we sold 1,000,000 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit, for total proceeds of $1,000,000. These equity securities were not registered under the Securities Act of 1933.

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

/s/ John Hall
John Hall,

Chief Executive Officer
Date: January 14, 2015

