Form 10-Q
period 2015-02-28
GREENWOOD HALL, INC.
filed 2015-04-15
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2015

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 28, 2015, there were 39,786,450 shares of the issuer’s common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended February 28, 2015 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

2

GREENWOOD HALL, INC.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2015 AND AUGUST 31, 2014

	(Unaudited)	(Audited)
	FEB 2015	AUG 2014
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$48,479	$367,286
Accounts receivable, net	492,660	1,039,065
Prepaid expenses and other current assets	91,077	305,691
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	669,076	1,748,902

PROPERTY AND EQUIPMENT, net	165,723	211,525

OTHER ASSETS
Deposits and other assets	40,812	57,659

TOTAL OTHER ASSETS	40,812	57,659

TOTAL ASSETS	$875,611	$2,018,086

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$911,798	$835,423
Accrued expenses	279,992	284,362
Accrued payroll and related expenses	592,574	411,280
Deferred revenue	323,810	1,102,500
Accrued interest	32,506	35,773
Due to shareholders / officer	182,223	155,476
Notes payable, net of discount of $353,873 and $71,758, respectively	2,224,893	2,053,134
Line of credit	1,500,000	1,500,000
Derivative liability	578,257	118,363
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	6,961,910	6,832,168

Notes payable, non-current	1,046,686	1,297,988

TOTAL LIABILITIES	8,008,596	8,130,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 75,000,000 shares authorized, 39,786,450 and 38,536,450 shares issued and outstanding, respectively	39,786	38,536
Additional paid-in capital	4,921,404	3,149,711
Accumulated deficit	(12,094,175)	(9,300,317)

TOTAL GREENWOOD HALL, INC. STOCKHOLDERS' EQUITY (DEFICIT)	(7,132,985)	(6,112,070)

Noncontrolling interest	-	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(7,132,985)	(6,112,070)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$875,611	$2,018,086

See the unaudited notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28, 2015	February 28, 2014	February 28, 2015	February 28, 2014

REVENUES	$1,480,420	$1,944,852	$4,145,388	$4,048,124

OPERATING EXPENSES
Direct cost of services	979,967	1,002,184	2,558,438	1,893,987
Personnel	859,274	893,092	1,718,234	2,403,832
Selling, general and administrative	1,412,596	897,265	2,182,045	2,131,853

TOTAL OPERATING EXPENSES	3,251,837	2,792,541	6,458,717	6,429,672

INCOME (LOSS) FROM OPERATIONS	(1,771,417)	(847,689)	(2,313,329)	(2,381,548)

OTHER INCOME (EXPENSE)
Interest expense	(202,270)	(283,654)	(311,798)	(372,982)
Change in value of derivatives	(136,870)	-	(136,870)	-
Miscellaneous income (expense), net	(114,088)	(12,183)	(31,861)	(14,860)

TOTAL OTHER INCOME (EXPENSE)	(453,228)	(295,837)	(480,529)	(387,842)

INCOME (LOSS) FROM BEFORE PROVISION FOR INCOME TAXES	(2,224,645)	(1,143,526)	(2,793,858)	(2,769,390)

Provision for income taxes	-	-	-	-

NET LOSS	(2,224,645)	(1,143,526)	(2,793,858)	(2,769,390)

Net income (loss) attributable to noncontrolling interests	-	-	-	-

Net income (loss) attributable to Grenwood Hall, Inc.	$(2,224,645)	$(1,143,526)	$(2,793,858)	$(2,769,390)

Earnings per share - basic and diluted
Basic earnings per share attributable to Greenwood Hall, Inc.	$(0.06)	$(0.05)	$(0.07)	$(0.11)

Weighted average common shares - basic and diluted	39,539,228	25,051,591	39,452,196	25,051,591

See the unaudited notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 28, 2015 AND 2014

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(2,793,858)	$(2,769,390)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	40,909	-
Change in value of derivative liabilities	135,901	-
Warrants issued for services	534,498	-
Depreciation and amortization	31,861	90,913
Changes in operating assets and liabilities:
Accounts receivable	546,405	539,323
Prepaid expenses and other current assets	231,461	113,161
Accounts payable	78,605	324,189
Accrued expenses	(4,372)	228,679
Accrued payroll and related	181,294	12,279
Deferred revenue	(778,690)	47,223
Accrued interest and related	(3,265)	194,509
Advances from officers, net	26,747	160,834

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,772,504)	(1,058,280)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	-

NET CASH USED IN INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Book overdraft	-	(170,408)
Proceeds from issuance of notes payable	600,000	2,186,354
Payments on notes payable	(384,748)	(1,299,934)
Repurchase of common stock	-	(26,000)
Proceeds from the sale of stock	1,238,445	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,453,697	690,012

NET INCREASE (DECREASE) IN CASH	(318,807)	(368,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	367,286	368,268

CASH AND CASH EQUIVALENTS, END OF YEAR	$48,479	$-

Supplemental disclosures:
Interest paid in cash	$288,169	$371,492
Income taxes paid in cash	$-	$-

See report of independent registered public accounting firm and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES
Notes to Financial Statements
FEB 28, 2015
(Unaudited)

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, optimize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 133 employees and has served more than 40 education clients and over 70 degree programs.

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of February 28, 2015 and has incurred a loss from operations during 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from shareholders. During the six months ended February 28, 2015 the Company received approximately $1,453,697 in net proceeds from financing activities.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted- average number of common shares and dilutive potential common shares outstanding during the period. During 2013, the Company had no instruments that could potentially dilute the number of common shares outstanding. Warrants to purchase common stock were excluded from the computation of diluted shares during the three and six months ended February 28, 2015 and 2014 as their effect is anti-dilutive.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $22,813 and $319,948 for the six months ended February 28, 2015 and the six months ended February 28, 2014 respectively, and are included in selling, general and administrative expenses.

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

In December 2014, the Company entered into a Secured Convertible Note with Colgan Financial Group, Inc. (“ Colgan ”) and Rob Logan pursuant to which the Company issued a convertible promissory note of $500,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the warrants and conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. During the six months ended February 28, 2015 and 2014, the Company recognized a change in value of the derivative liability of $136,870 and $0, respectively.

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

The following table summarizes fair value measurements at February 28, 2015 for assets and liabilities measured at fair value on a recurring basis.

February 28, 2015

	Level 1	Level 2	Level 3
Derivative Liabilities	$-	$-	$578,257

The assumptions used in valuing derivative instruments issued during the six months ended February 28, 2015 were as follows:

Risk free interest rate	1.10%
Expected life	3.0 Years
Dividend yield	None
Volatility	60%

The following is a reconciliation of the derivative liability related to these instruments for the six months ended February 28, 2015:

Value at August 31, 2014	$118,363
Issuance of instruments	323,024
Change in value	136,870
Net settlements	-
Value at February 28, 2015	$578,257

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

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists, which eliminates diversity in practice for the presentation of an unrecognized tax benefit when a net operating loss carryforward, a similar tax loss or a tax credit carryforward is available to reduce the taxable income or tax payable that would result from disallowance of a tax position. ASU 2013-11 affects only the presentation of such amounts in an entity’s balance sheet and is effective for fiscal years beginning after December 15, 2013 and interim periods within those years. Early adoption is permitted. We adopted this standard during fiscal 2015 and believe that it did not have a significant effect on our financial position or results of operation.

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment amounted to $31,861 and $90,913 for the six months ended February 28, 2015 and 2014, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At February 28, 2015, property and equipment consists of the following:

FEB 2015
Computer equipment	$553,255
Software and Equipment	39,400
592,655
Accumulated depreciation	(426,932)
Net property and equipment	$165,723

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

As of February 28, 2015, the balance outstanding on the term loan and line of credit amounted to $1,575,758 and $1,500,000, respectively. At February 28, 2015, amounts owed pursuant to the Credit Agreement bear interest at a rate of 5.75% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the six months ended February 28, 2015, the Company recognized $13,046 of amortization related to this discount, leaving a balance of $58,712 at February 28, 2015.

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

In May 2014, the Company and CUB amended the promissory note of $1,250,000 to extend the maturity date to the earlier of i) October 2014 or ii) the completion of specified debt / equity funding. CUB also agreed to subordinate its security interest to another lender if certain criteria were met. In December 2014, the Company entered into a Change in Terms Agreement with California United Bank (“CUB”) which included an extension of the maturity date of the facility to April 30, 2015 and an adjustment of the interest rate to five percent (5%) in excess of the Prime Rate. As of February 28, 2015, the balance remaining is $876,250.

Secured Convertible Note

In December 2014, in consideration for funds in the amount of $500,000 received by Greenwood Hall, Inc. from Colgan Financial Group, Inc. and Robert Logan (“Logan,” and together with CFG, the “Holder”), the Company executed a secured convertible promissory note. The note bears interest at 12% per year, the interest of which is payable monthly. This is a 3 year note and is secured by substantially all assets of the Company. This note is subordinate to the notes held by Opus Bank and California United Bank.

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at $303,024 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the six months ended February 28, 2015 amounted to $27,863.

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

Loan and Security Agreement

During 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“ Colgan ”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. This note is subordinate to the notes held by California United Bank. In July 2014, a paydown of $144,000 was made in connection with an equity funding. As of February 28, 2015, the balance remaining is $556,000.

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

The Company also finances the purchases of small equipment. The amount of such notes is not significant at February 28, 2015. The following is a schedule, by year, of future minimum principal payments required under notes payable as of February 28, 2015:

Years Ending August 31,
2015 (remainder of)	$1,838,571
2016	772,643
2017	514,238
2018	500,000
2019	-
Total	3,625,452
Note discount	(353,873)
$3,271,579

4. RELATED PARTY TRANSACTIONS

One of the Company’s customers, MarkeTouch Media, Inc. (“MarkeTouch”), held a 7.5% interest in our common stock during 2013. Pursuant to an agreement between the Company and MarkeTouch, the Company is repurchasing the shares held by MarkeTouch. As of February 28, 2015 and 2014, the Company owed $0 and $14,333, respectively, relating to this share repurchase obligation, which is recorded in accrued expenses.

5. STOCKHOLDERS’ EQUITY

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of common stock, par value $0.0001.

Common Stock

Pursuant to an agreement between the Company and MarkeTouch, the Company is repurchasing the shares held by MarkeTouch. As of February 28 2014, the Company owed $14,333 relating to this share repurchase obligation, which is recorded in accrued expenses. The shares of MarkeTouch are still considered issued and outstanding as of February 28, 2014 and were cancelled during the eight months ended August 31, 2014 upon payment in full of the share repurchase obligation.

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

In January 2015, the Company sold 250,000 shares of common stock at a price of $1.00 per unit, for total proceeds of $250,000. The Company incurred $11,555 of fees associated with this raise, which are presented net of the proceeds.

Warrants Issued for Services

During the period ended February 28, 2015, the Company issued 1,264,023 warrants to a consultant for services. The warrants are exercisable at $1.00 per share, have a term of 10 years, and were 100% vested upon issuance. The Company valued these warrants at $493,329 using the Black-Scholes model and the significant inputs to that model below. The Company recognized these warrants as an expense during the period ended February 28, 2015. In addition, these warrants include provisions that call for the issuance of an additional 1,264,024 warrants at substantially the same terms in the event of certain achievements by the consultant.

During the period ended February 28, 2015, the Company issued 100,000 warrants for services. The warrants are exercisable at $0.01 per share, have a term of 1.7 years, and were 100% vested upon issuance. The Company valued these warrants at $41,168 using the Black-Scholes model and the significant inputs to that model below. The Company recognized these warrants as an expense during the period ended February 28, 2015.

The assumptions used in valuing warrants issued for services during the six months ended February 28, 2015 were as follows:

Risk free interest rate	1.10%
Expected life	1.5 - 10 Years
Dividend yield	None
Volatility	60%

The following is a summary of warrants outstanding at February 28, 2015:

Exercise Price	Number of Warrants	Expiration Date
$1.00	375,000	May 2021
$1.30	3,036,450	July 2016
$1.30	1,000,000	September 2016
$1.00	1,264,023	November 2024
$0.01	100,000	July 2016

6.	CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the six months ended February 28, 2015, 1 customer represented 44% of net revenues and for the six months ended February 28, 2014, 2 customers represented 37% of net revenues. As of February 28, 2015, 4 customers represented 48% of accounts receivables.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at February 28, 2015 and August 31, 2014.

As of February 28, 2015, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“ NOL ”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

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

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the six months ended February 28, 2015 and 2014 amounted to $225,121 and $270,051, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of February 28, 2015:

Years Ending August 31,
2015 (remainder of)	$152,646
2016	327,884
2017	345,980
2018	355,660
2019	366,000
Thereafter	1,971,200
$3,519,370

Employment Agreements

At February 28, 2015, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

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

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. Finance 500, Inc. (“Finance 500”) filed suit against the Company, in the Superior Court of the State of California for the County of Orange (Central Justice) for breach of contract and unjust enrichment, among other things, in the amount of not less than $ 250,000. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not resolved anytime in the near future. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company.

9.	DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS was inactive during the periods ended February 28, 2015 and 2014.

10.	SUBSEQUENT EVENTS

In March 2015, the Company issued an S-1 to register 5,673,980 shares of common stock. As part of this offering, the Company agreed to issue 1,387,530 shares to Company shareholders holding warrants for the purchase of the Company’s common stock. This resulted in the warrant holders forfeiting warrants equal that could have been exercised for 4,286,450 shares of common stock of the Company.

On March 31, 2015, the Company entered into a $ 295,000 Convertible Note (“Note”) with Redwood Fund LP (“Redwood”). In conjunction with the Note, the Company issued Redwood warrants that can be exercised for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $ 1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $250,000 at the same terms.

On or around March 20, 2015, the Company entered into a service agreement with a new customer, Greenville Technical College System of South Carolina, to provide financial aid advising and other student services.

In April 2015, the Company was informed by Spartanburg Technical College that the college intended to award a new contract for financial aid advising and other student services to the Company.

In April 2015, the Company entered into a commercial building lease agreement. The sixty-six (66) month lease, estimated to begin on or about April 10, 2015 provides for the lease by the Company of approximately 10,199 square feet of space in Phoenix, Arizona. Base annual rent is initially set at approximately $ 9,137 per month. Total base rent payable over the lease period is $1,282,932. The Company has one option to extend the term of the lease for an additional five year period with respect to the entire premises.

On April 14, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus Bank ratified by California United Bank and Colgan Financial Group (collectively “Lenders”). The Second Amendment was designed to provide the Company with increased cash and credit availability as the Company seeks to expand and raise additional equity for working capital purposes. Under the terms of the Second Amendment, the Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Corporate Overview

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, maximize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have customized turnkey solutions that combine experienced strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 133 employees and has served more than 40 education clients and over 70 degree programs.

Our services include: (a) solutions that support the entire student lifecycle including lead generation/marketing, new student recruitment, enrollment counseling, financial aid advising, new student recruitment, retention counseling, career advising, student concierge, and help desk services; (b) consulting services, including market assessments and analysis of internal operational efficiency; and (c) various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid, and classroom), and make certain institutional decisions. In addition to education management services, we provide donor lifecycle management services to various major non-profit organizations. The donor lifecycle management services are mainly related to legacy operations of our Company prior to entering the higher education marketplace in 2006.

Our Services

Key components of our end-to-end student lifecycle management solution are:

•	Student Recruitment & Enrollment – Our Student Recruitment and Enrollment services include interactive and traditional lead-generation as well as end-to-end recruitment solutions for academic programs of all types including online degree programs. We help clients identify and reach out to qualified potential students, recruit prospective students, provide enrollment counseling and advice on financial aid options and eligibility, guide students through the enrollment process, and help to ensure that students have a great first week experience. From the first interaction with prospective students, our enrollment counselors act as an extension of the client, and establish and foster close, collaborative relationships with students. These close relationships, which begin in the recruitment process and extend through the entire student lifecycle, result in significantly improved leads to enrollment rates, increased persistence, enhanced student experience, and better student outcomes over the long term.

•	Student Success & Retention – Our student retention counselors and success coaches leverage web-based tools to monitor and assess student progress against their stated education and career goals, and provide student-specific counsel to keep them on track and navigate barriers to success. Counselors proactively contact assigned students each term to ensure students register for the next term, have all instructional materials/textbooks, have made any necessary payment arrangements, are up-to-date on any financial aid requirements, and any other obstacles to student persistence are handled. We also offer a student concierge service that provides students with professional support on a wide range of needs including financial aid, payments, registration, password resets and portal support.

•	Career Advising and Job Placement – We offer proactive career advising services that coach and motivate students to persist and graduate, and help students plan for life after graduation. Our student retention counselors and success coaches collaborate with school-based academic advisors and students to develop customized career paths, including working with students to make sure they are fully utilizing all on-campus career services. Our career advice and job placement counselors also assist in determining career interests, arranging and preparing students for job interviews, providing support with interview preparation, resume building and garnering references. Additionally, this group tracks student success after graduation to help build career networks and job opportunities for future graduates and validate a school’s return on investment.

•	We also provide our education clients with strategic advisory services and analysis that help them manage their institutions more efficiently and effectively. These include strategic marketing assessments, financial and operating efficiency evaluations to aid in decision making, and data and IT services that enable clients to better analyze and manage data, and improving communications with students.

Subsequent Events

The following events occurred after February 28, 2015 through April 15, 2015, the date on which the financial statements for the three months ended February 28, 2015 were issued:

•	In March 2015, the Company announced it entered into a one-year exclusive strategic sales alliance agreement with Cengage Learning, LP with the intent to collaborate on the delivery and development of student-focused products and services. The partnership is designed to provide schools with practical solutions to some of higher education’s most significant challenges – improving student success, personalized learning, transparency, financial sustainability, and the deployment of technology enabled tools.

•	In March 2015, the Company filed an S-1 to register 5,673,980 shares of common stock held by stockholders.

•	In March 2015Company agreed to issue 1,387,530 shares to existing Company shareholders in exchange for existing warrants for the purchase of the Company’s common stock. This resulted in the warrant holders forfeiting warrants equal that were exercisable for 4,286,450 shares of common stock of the Company.

•	On March 31, 2015, the Company entered into a $ 295,000 Convertible Note (“Note”) with Redwood Fund LP (“Redwood”). In conjunction with the Note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $ 1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $ 250,000 at the same terms.

•	On or around March 20, 2015, the Company entered a service agreement with Greenville Technical College System of South Carolina, to provide financial aid advising and other student services.

•	On April 9, 2015, the Company was informed by Spartanburg Technical College that the college had issued an Intent to Award for financial aid advising and other student services to the Company. This Award is scheduled to be finalized on April 20, 2015.

•	In April 2015, the Company entered into a commercial building lease agreement. The sixty-six (66) month lease estimated to begin on or about April 10, 2015 provides for the lease by the Company of approximately 10,199 square feet of space in Phoenix, Arizona. Base annual rent is initially set at approximately $ 9,137 per month. Total base rent payable over the lease period is $1,282,932. The Company has one option to extend the term of the lease for an additional five year period with respect to the entire premises.

•	On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus Bank ratified by California United Bank and Colgan Financial Group (collectively “Lenders”). The Second Amendment was designed to provide the Company with increased cash and credit availability as the Company seeks to expand and raise additional equity for working capital purposes. Under the terms of the Second Amendment, the Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company.

Restructuring

The Company instituted a major restructuring effort in early 2013. The purposes of the restructuring were to (a) prepare the Company so it could scale its growth significantly in coming years, (b) improved efficiencies, (c) enhance its management team and (d) shed unprofitable elements of its operations. The restructuring included major changes to the Company’s executive team, discontinuing major segments of the Company’s operations that were deemed unprofitable, and substantially enhancing the Company’s operations and IT infrastructure. The restructuring effort was costly in terms of reduced revenue, associated expenditures, and opportunity costs. While the restructuring was substantially complete by the end of 2013, the efforts had a negative impact on the Company’s financial performance in the first half of the 2014 calendar. We believe the Company has successfully completed its restructuring and will begin to see the benefits of the restructuring during the second half of the 2015 calendar year.

Going Concern

As more fully described in Note 1 to the financial statements appearing in this report for the six months ended February 28, 2015 related to the uncertainty of our ability to continue as a going concern, the Company has an accumulated deficit and a working capital deficit as of February 28, 2015 and incurred a loss from continuing operations during the second quarter. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the Three and Six Months ended Feb 28, 2015 and Feb 28, 2014.

	3 Months Ended Feb 28, 2015	3 Months Ended Feb 28, 2014	6 Months Ended Feb 28, 2015	6 Months Ended Feb 28, 2014
Revenue	1,480,420	1,944,852	4,145,388	4,048,124
Cost of goods sold	(979,967)	(1,002,184)	(2,558,438)	(1,893,987)
Gross profit	500,453	942,668	1,586,950	2,154,137
General & Administrative	(2,271,870)	(1,790,357)	(3,900,279)	(4,535,685)
Expenses	(453,228)	(295,837)	(480,529)	(387,842)
Loss from operations	(2,224,645)	(1,143,526)	(2,793,858)	(2,769,390)
Income tax provision	0	0	0	0
NET INCOME (LOSS)	(2,224,645)	(1,143,526)	(2,793,858)	(2,769,390)

Three Months and Six Months Ended Feb 28, 2015 Compared to Three Months and Six Months Ended Feb 28, 2014

Comparison of the Three Months Ended Feb 28, 2015 (Unaudited) to the Three Months Ended Feb 28, 2014 (Unaudited)

Revenues: Revenues decreased $ 464,432, or 23.9%, during the three months ended February 28, 2015, primarily due to the presence of revenue during the same period in FY2014 that was shed by the Company as part of its restructuring and/or outside of the Company’s new core focus.

Direct Cost of Services: Direct cost of services decreased $22,217, or 2.2%, during the three months ended February 28, 2015, primarily due to the decreased revenues for the same time period, as well as the increase of job duties of personnel related to direct cost of services versus overhead in 2014 and greater overall operating efficiencies.

Selling, General and Administrative: Selling, general and administrative expenses increased $481,513, or 26.9%, during the three months ended February 28, 2015, primarily due to severance costs related to reducing the number of employees and gaining efficiencies.

Other Income (Expense): Other expense increased $157,391, or 53.2%, during the three months ended February 28, 2015, due primarily to a non-cash change in the value of derivative liabilities.

Income (Loss) From Continuing Operations: As a result of the aforementioned items, we experienced a net loss of $2,224,645 from continuing operations during the three months ended February 28, 2015, compared with a net loss from continuing operations of $1,143,526 during the three months ended February 28, 2014, an increase in loss of $1,081,119, or 94.5%.

Comparison of the Six Months Ended Feb 28, 2015 (Unaudited) to the Six Months Ended Feb 28, 2014 (Unaudited)

Revenues: Revenues increased $97,274, or 2.4%, during the six months ended February 28, 2015, primarily due to new business obtained in 2015.

Direct Cost of Services: Direct cost of services increased $664,451, or 35.1%, during the six months ended February 28, 2015, primarily due to the increase of job duties of personnel related to direct cost of services versus overhead in 2014 as well as greater overall operating efficiencies.

Selling, General and Administrative: Selling, general and administrative expenses decreased $567,187, or 26.3%, during the six months ended February 28, 2015, primarily due to the a reduction in the number of employees and to an increase of job duties of personnel related to direct cost of services versus overhead.

Other Income (Expense): Other expense increased $92,687, or 23.9%, during the six months ended February 28, 2015, due primarily to a non-cash change in the value of derivative liabilities.

Income (Loss) From Continuing Operations: As a result of the aforementioned items, we experienced a net loss of $2,793,858 from continuing operations during the six months ended February 28, 2015, compared with a net loss from continuing operations of $2,769,390 during the six months ended February 28, 2014, an increase in loss of $24,468, or 0.9%

Liquidity and Capital Resources

Working Capital

	Feb 28, 2015	Aug 31, 2014
Total Current Assets	669,076	1,748,902
Total Current Liabilities	6,961,910	6,832,168
Working Capital Deficit	(6,292,834)	(5,083,266)

The decrease in working capital was due to the funding of on-going operations.

Cash Flows

	6 Months	6 Months
	Ended	Ended
	Feb 28, 2015	Feb 28, 2014
Net Cash used by Operating Activities	(1,772,504)	(1,058,280)
Net Cash provided by Financing Activities	1,453,697	690,012

The increase in net cash used in operating activities in the six months ended February 28, 2015,as compared to the six months ended February 28, 2014, was due to the funding of on-going operations during the six months ended February 28, 2015,. The increase in cash provided by financing activities in the six months ended February 28, 2015, as compared to the six months ended February 28, 2014, was due to obtaining a greater amount of financing through the issuance of common shares and convertible notes during the six months ended February 28, 2015,thanduring the six months ended February 28, 2014.

Debt

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

In May 2014, the Company and CUB amended the promissory note of $1,250,000 to extend the maturity date to the earlier of i) October 2014 or ii) the completion of specified debt / equity funding. CUB also agreed to subordinate its security interest to another lender if certain criteria were met. In December 2014, the Company entered into a Change in Terms Agreement with California United Bank (“CUB”) which included an extension of the maturity date of the facility to April 30, 2015 and an adjustment of the interest rate to five percent (5%) in excess of the Prime Rate. As of February 28, 2015, the balance remaining is $876,250.

CFG Notes

In December 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“CFG”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and is secured by substantially all assets of PCS Link, however, it is subordinated to the Opus Amended Credit Agreement (as defined below). As of February 28, 2015, the balance outstanding was $556,000.

In December 2014, in consideration for funds in the amount of $500,000 received by Greenwood Hall, Inc. from Colgan Financial Group, Inc. and Robert Logan (“Logan,” and together with CFG, the “Holder”), the Company executed a secured convertible promissory note. The note bears interest at 12% per year, the interest of which is payable monthly. This is a 3 year note and is secured by substantially all assets of the Company. This note is subordinate to the notes held by Opus Bank and California United Bank. The note is convertible to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise.

Opus Facility

In May 2014, PCS Link entered into a Credit Agreement and related term loan and line of credit with Opus Bank (“Opus”). The Credit Agreement was amended on July 18, 2014 (the “Opus Amended Credit Agreement”). Pursuant to the terms of the agreement, PCS Link received $2,000,000 and issued a promissory note in that same amount to Opus. PCS Link used the funds received from Opus repay a loan that was outstanding to its then current lender. Monthly payments of principal and interest are required to be made by PCS Link through the maturity date in May 2017. The amounts outstanding under the Credit Agreement are secured by substantially all assets of PCS Link. PCS Link also received a line of credit for a maximum amount of $3,000,000. Payments of interest only will be due monthly with the unpaid balance due, in full, on the maturity date in May 2017. The first extension of credit under the line of credit was conditioned upon PCS Link successfully selling equity interests with gross cash proceeds of not less than $1.65 Million. On July 24, 2014, $1,500,000 was advanced to the Company under the line of credit. No other amounts have been advanced under the line of credit. At February 28, 2015, amounts owed pursuant to the Credit Agreement bear interest at a rate of 5.75% per annum.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 28,2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of our business, the Company is periodically subject to various lawsuits, including contract and employment disputes. Additionally, the Company is currently a party (or its property is subject) to the following pending legal proceedings:

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

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. Finance 500, Inc. (“Finance 500”) filed suit against the Company, in the Superior Court of the State of California for the County of Orange (Central Justice) for breach of contract and unjust enrichment, among other things, in the amount of not less than $ 250,000. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not resolved anytime in the near future. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Since the beginning of the fiscal quarter ended February 28, 2015, we sold 250,000 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit, for total proceeds of $250,000. The Company incurred $11,555 of fees associated with this raise, which are presented net of the proceeds. These equity securities were not registered under the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
10.1	Office Lease Agreement, dated as of March 30,2015, by and between Greenwood Hall, Inc. and AX Union Hills L.P.*
10.2	Second Amendment, Waiver and Ratification, dated as of April 13, 2015, by and among, PCS Link, Inc. d/b/a Greenwood & Hall, as the borrower, Greenwood Hall, Inc., as the guarantor, and Opus Bank*
10.3	Letter Agreement, dated as of April 13, 2015, by and between Opus Bank and California United Bank*
10.4	Change in Terms Agreement, dated as of April 13, 2015, by and between PCS Link, Inc. and California United Bank*
10.5	Consent, Waiver and Amendment No. 1 to Secured Promissory Note, dated as of April 13, 2015, by and between Greenwood Hall, Inc. and Colgan Financial Group, Inc.*
10.6	Consent, Waiver and Amendment No. 4 to Secured Promissory Note, dated as of April 13, 2015, by and among PCS Link, Inc., Greenwood Hall, Inc., and Colgan Financial Group, Inc.*
10.7	Amendment Number Ten to Business Loan Agreement, dated as of April 13, 2015, by and between PCS Link, Inc., dba Greenwood & Hall, and California United Bank*
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

101.INS	XBRL Instance Document*

101.SCH	XBRL Taxonomy Extension Schema*

101.CAL	XBRL Taxonomy Extension Calculation Linkbase*

101.DEF	XBRL Taxonomy Extension Definition Linkbase*

101.LAB	XBRL Taxonomy Extension Label Linkbase*

101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD HALL, INC.

/s/ John Hall
John Hall,

Chief Executive Officer Date: April 14, 2015

