Form 10-Q
period 2015-05-31
GREENWOOD HALL, INC.
filed 2015-07-15
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________

Commission file number 333-184796

GREENWOOD HALL, INC.

(Exact name of registrant as specified in its charter)

Nevada	99-0376273
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.

12424 Wilshire Blvd,. Suite 1030, Los Angeles, CA 90025
(Address of principal executive offices) (Zip Code)

424-268-3000
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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 31, 2015, there were 41,503,980 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended May 31, 2015 include all adjustments necessary in order to ensure that the unaudited interim financial statements are not misleading.

2

GREENWOOD HALL, INC.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

May 31, 2015 AND AUGUST 31, 2014

	(Unaudited)	(Audited)
	MAY 2015	AUG 2014
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$367,286
Accounts receivable, net	727,140	1,039,065
Prepaid expenses and other current assets	91,636	305,691
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	855,636	1,748,902

PROPERTY AND EQUIPMENT, net	149,717	211,525

OTHER ASSETS
Deposits and other assets	40,812	57,659

TOTAL OTHER ASSETS	40,812	57,659

TOTAL ASSETS	$1,046,165	$2,018,086

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$957,736	$835,423
Accrued expenses	401,955	284,362
Accrued payroll and related expenses	440,129	411,280
Book Overdraft	173,948	-
Deferred revenue	-	1,102,500
Accrued interest	101,630	35,773
Due to shareholders / officer	169,238	155,476
Notes payable, net of discount of $689,002 and $71,758, respectively	3,088,753	2,053,134
Line of credit	2,000,000	1,500,000
Derivative liability	709,060	118,363
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	8,378,306	6,832,168

Notes payable, non-current	515,000	1,297,988

TOTAL LIABILITIES	8,893,306	8,130,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 41,503,980 and 38,536,450 shares issued and outstanding, respectively	41,974	38,536
Additional paid-in capital	6,182,259	3,149,711
Accumulated deficit	(14,071,374)	(9,300,317)

TOTAL GREENWOOD HALL, INC. STOCKHOLDERS' EQUITY (DEFICIT)	(7,847,141)	(6,112,070)

Noncontrolling interest	-	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(7,847,141)	(6,112,070)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,046,165	$2,018,086

See the unaudited notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED MAY 31, 2015 AND 2014

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31, 2015	May 31, 2014	May 31, 2015	May 31, 2014

REVENUES	$2,170,894	$1,644,090	$6,316,282	$5,692,214

OPERATING EXPENSES
Direct cost of services	1,166,113	877,990	3,724,551	2,771,977
Personnel	1,339,866	942,940	2,364,335	3,346,772
Selling, general and administrative	364,863	711,925	2,706,176	2,843,778
Stock Based Compensation	1,031,226	-	1,565,723	-

TOTAL OPERATING EXPENSES	3,902,068	2,532,855	10,360,785	8,962,527

INCOME (LOSS) FROM OPERATIONS	(1,731,174)	(888,765)	(4,044,503)	(3,270,313)

OTHER INCOME (EXPENSE)
Interest expense	(198,477)	(562,667)	(510,275)	(935,649)
Change in value of derivatives	(57,956)	-	(194,826)	-
Miscellaneous income (expense), net	10,518	(50,495)	(21,343)	(104,309)

TOTAL OTHER INCOME (EXPENSE)	(245,915)	(613,162)	(726,444)	(1,039,958)

INCOME (LOSS) FROM BEFORE	(1,977,089)	(1,501,927)	(4,770,947)	(4,310,271)

PROVISION FOR INCOME TAXES	(111)	(523)	(111)	(523)

NET LOSS	(1,977,200)	(1,502,450)	(4,771,058)	(4,310,794)

Net income (loss) attributable to noncontrolling interests	-	-	-	-

Net income (loss) attributable to Grenwood Hall, Inc.	$(1,977,200)	$(1,502,450)	$(4,771,058)	$(4,310,794)

Earnings per share - basic and diluted
Basic earnings per share attributable to Greenwood Hall, Inc.	$(0.05)	$(0.06)	$(0.12)	$(0.17)

Weighted average common shares - basic and diluted	41,221,068	25,051,591	40,048,299	25,051,591

See the unaudited notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2015 AND 2014 (UNAUDITED)

	Nine Months Ended
	May 31, 2015	May 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations	$(4,771,058)	$(4,310,794)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Stock-based compensation	1,565,723	-
Depreciation and amortization	47,866	94,624
Amortization of note discount	98,945	410,125
Change in value of derivative liabilities	194,826	-
Changes in operating assets and liabilities:
Accounts receivable	311,925	348,796
Prepaid expenses and other current assets	230,903	154,684
Accounts payable	124,544	308,778
Accrued expenses	117,592	429,555
Accrued payroll and related	28,849	11,555
Deferred revenue	(1,102,500)	82,780
Accrued interest and related	65,859	133,433
Advances from officers, net	60,882	86,782

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,025,644)	(2,249,682)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	-	(21,772)

NET CASH USED IN INVESTING ACTIVITIES	-	(21,772)

CASH FLOWS FROM FINANCING ACTIVITIES:
Book overdraft	173,948	(208,436)
Proceeds from issuance of notes payable	1,701,500	5,661,354
Payments on notes payable	(455,535)	(3,510,732)
Repurchase of common stock	-	(39,000)
Proceeds from the sale of stock	1,238,445	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	2,658,358	1,903,186

NET INCREASE (DECREASE) IN CASH	(367,286)	(368,268)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR	367,286	368,268

CASH AND CASH EQUIVALENTS, END OF YEAR	$-	$-

Supplemental disclosures:
Interest paid in cash	$297,009	$935,649
Income taxes paid in cash	$-	$-

See the unaudited notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

Notes to Financial Statements

MAY 31, 2015

(Unaudited)

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, optimize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 121 employees and has served more than 40 education clients and over 70 degree programs.

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of May 31, 2015 and has incurred a loss from operations during 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from shareholders. During the nine months ended May 31, 2015 the Company received approximately $2,658,358 in net proceeds from financing activities.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted- average number of common shares and dilutive potential common shares outstanding during the period. Warrants to purchase common stock were excluded from the computation of diluted shares during the three and nine months ended May 31, 2015 and 2014 as their effect is anti-dilutive .

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $117,596 and $331,918 for the nine months ended May 31, 2015 and the nine months ended May 31, 2014 respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $1,565,723 and $0 for the nine months ended May 31, 2015 and 2014, respectively, and was $1,031,226 and $0 for the three months ended May 31, 2015 and 2014, respectively. This expense is included in the condensed consolidated statements of operations as Stock-Based Compensation.

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

In March 2015, the Company entered into a Convertible Note with Redwood Fund, LP (“ Redwood ”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

In April 2015, the Company entered into a Convertible Note with Lincoln Park Capital Fund, LLP (“ Lincoln Park ”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

During the nine months ended May 31, 2015 and 2014, the Company recognized a change in value of the derivative liability of $194,826 and $0, respectively.

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

The following table summarizes fair value measurements at May 31, 2015 for assets and liabilities measured at fair value on a recurring basis.

May 31, 2015

	Level 1	Level 2	Level 3
Derivative Liabilities	$-	$-	$709,060

The assumptions used in valuing derivative instruments issued during the nine months ended May 31, 2015 were as follows:

Risk free interest rate	0.26%
Expected life	1.0 Years
Dividend yield	None
Volatility	60%

The following is a reconciliation of the derivative liability related to these instruments for the nine months ended May 31, 2015:

Value at August 31, 2014	$118,363
Issuance of instruments	395,871
Change in value	194,826
Net settlements	-
Value at May 31, 2015	$709,060

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

Effect of Recently Issued Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern ("ASU 2014-15"). ASU 2014-15 will explicitly require management to assess an entity's ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15. The adoption of this standard is not expected to have a material impact on the Company's consolidated financial statements.

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

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment amounted to $47,866 and $94,624 for the nine months ended May 31, 2015 and 2014, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At May 31, 2015, property and equipment consists of the following:

MAY 2015
Computer equipment	$553,255
Software and Equipment	39,400
592,655
Accumulated depreciation	(442,938)
Net property and equipment	$149,717

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

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus Bank ratified by California United Bank and Colgan Financial Group (collectively “Lenders”). The Second Amendment was designed to provide the Company with increased cash and credit availability as the Company seeks to expand and raise additional equity for working capital purposes. Under the terms of the Second Amendment, the Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. The line of credit is for a maximum amount of $3,000,000. Payments of interest only will be due monthly with the unpaid balance due, in full, on the maturity date in January 2016.

As of May 31, 2015, the balance outstanding on the term loan and line of credit amounted to $1,537,416 and $2,025,084, respectively. At May 31, 2015, amounts owed pursuant to the Credit Agreement bear interest at a rate of 5.75% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount During the nine months ended May 31, 2015, the Company recognized $19,569 of amortization related to this discount, leaving a balance of $52,189 at May 31, 2015.

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

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus Bank ratified by California United Bank and Colgan Financial Group (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company and extended the maturity date of the facility to January 1, 2016.

As of May 31, 2015, the balance remaining is $894,812.

Secured Convertible Notes

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

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at $322,730 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the nine months ended May 31, 2015 amounted to $53,788.

On March 31, 2015, the Company entered into a one-year $ 295,000 Convertible Note (“Note”) with Redwood Fund LP (“Redwood”). In conjunction with the Note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $ 1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $ 250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured.

On April 24, 2015, the Company entered into a one-year $ 295,000 Convertible Note (“Note”) with Lincoln Park Capital Fund LLC (“Lincoln Park”). In conjunction with the Note, the Company issued Lincoln Park warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $ 1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $ 250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured.

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

Loan and Security Agreement

During 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“ Colgan ”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. This note is subordinate to the notes held by California United Bank. In July 2014, a paydown of $144,000 was made in connection with an equity funding. In April 2015, the Company received an additional $200,000 in funding under this agreement.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus Bank ratified by California United Bank and Colgan Financial Group (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. As of May 31, 2015, the balance remaining is $715,071.

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

The Company also finances the purchases of small equipment. The amount of such notes is not significant at May 31, 2015. The following is a schedule, by year, of future minimum principal payments required under notes payable as of May 31, 2015:

Years Ending August 31, 2015 (remainder of)	$3,187,755
2016	590,000
2017	-
2018	515,000
2019	-
Total	4,292,755
Note discount	(689,002)
$3,603,753

4. RELATED PARTY TRANSACTIONS

One of the Company’s customers, MarkeTouch Media, Inc. (“MarkeTouch”), held a 7.5% interest in our common stock during 2013.As of May 31, 2015 and 2014, the Company owed $0 and $14,333, respectively, relating to this share repurchase obligation, which is recorded in accrued expenses.

5. STOCKHOLDERS’ EQUITY

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of common stock, par value $0.0001.

Common Stock

Pursuant to an agreement between the Company and MarkeTouch, the Company is repurchasing the shares held by MarkeTouch. As of May 31, 2014 the Company owed $14,333 relating to this share repurchase obligation, which is recorded in accrued expenses.

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

In January 2015, the Company sold 250,000 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit, for total proceeds of $250,000. The Company incurred $11,555 of fees associated with this raise, which are presented net of the proceeds.

Stock Issued for Services

In April 2015, the Company entered into a 3-month agreement with a vendor for advisory and consulting services. For the nine months ended May 31, 2015, the vendor had received 80,000 shares which were recognized as an operating expense of $72,000.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan (the "Option Plan") under which a total of 5,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of May 31, 2015, employees hold 0 shares of common, which were granted prior to May 31, 2015. As of May 31, 2015, the members of the Board of Directors hold options to purchase 1,750,000 shares of common stock at exercise prices ranging from $0.01 to $0.75, which were granted prior to May 31, 2015.

Transactions in FY2015	Quantity	Weighted-Average Exercise Price Per Share	Weighted-Average Remaining Contractual Life
Outstanding, August 31, 2014	1,085,000	0.01	9.15
Granted	1,050,000	0.61	9.81
Exercised	0
Cancelled/Forfeited	(385,000)	0.01	9.15
Outstanding, May 31, 2015	1,750,000	0.37	9.54
Exercisable, May 31, 2015	700,000	0.01	9.15

The fair value of the options, granted during the nine months ended May 31, 2015 is estimated at $210,692. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for Fiscal quarter ended May 31, 2015: no dividend, expected volatility of 30%, risk free interest rate of 2.72%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan, both Qualified ISO and NonQualified SO, was 9.54 years at May 31, 2015. The exercise prices for the options outstanding at May 31, 2015 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

		Options Exerciseable			Options Outstanding
Exercise Price	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
$0.01	700,000	$0.01	9.15	700,000	0.01	9.15
$0.50				600,000	0.50	9.78
$0.75				450,000	0.75	9.84
Total	700,000	$0.01	9.15	1,750,000	0.37	9.54

Warrants Issued for Services

During the period ended May 31, 2015, the Company issued 1,264,023 warrants to a consultant for services. The warrants are exercisable at $1.00 per share, have a term of 10 years, and were 100% vested upon issuance. The Company valued these warrants at $493,329 using the Black-Scholes model and the significant inputs to that model below. The Company recognized these warrants as an expense during the period ended February 28, 2015. In addition, these warrants include provisions that call for the issuance of an additional 1,264,024 warrants at substantially the same terms in the event of certain achievements by the consultant.

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

The assumptions used in valuing warrants issued for services during the nine months ended May 31, 2015 were as follows:

Risk free interest rate	1.10%
Expected life	1.5 - 10 Years
Dividend yield	None
Volatility	60%

Warrants Outstanding

In March 2015, the Company issued an S-1 to register 5,673,980 shares of common stock. As part of this offering, the Company agreed to issue 1,387,530 shares to Company shareholders holding warrants for the purchase of the Company’s common stock. This resulted in the warrant holders forfeiting warrants equal that could have been exercised for 4,286,450 shares of common stock of the Company. The company recognized $693,765 of expense associated with this exchange.

Mr. Kyle Murphy agreed to accept 250,000 warrants in exchange for previously agreed to stock-based compensation upon his resignation from the Company.

The following is a summary of warrants outstanding at May 31, 2015:

Exercise Price	Number of Warrants	Expiration Date
$1.00	375,000	May 2021
$1.00	1,264,023	November 2024
$0.01	100,000	July 2016
$1.00	295,000	March 2020
$1.00	295,000	April 2020

6. CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the nine months ended May 31, 2015, 1 customer, and 3 specific projects with that customer, represented 41% of net revenues and for the nine months ended May 31, 2014, 2 customers represented 34% of net revenues. As of May 31, 2015, 3 customers represented 53% of accounts receivable, and for the nine months ended May 31, 2014, 1 customer, and 6 specific projects with that customer, represented 47% of accounts receivable.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at May 31, 2015 and August 31, 2014.

As of May 31, 2015, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

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

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the nine months ended May 31, 2015 and 2014 amounted to $398,708 and $382,033, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of May 31, 2015:

Years Ending August 31, 2015 (remainder of)	$103,733
2016	475,769
2017	572,058
2018	586,837
2019	602,277
Thereafter	2,253,372
$4,594,046

Employment Agreements

At May 31, 2015, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until late 2015, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company and John Hall.

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

9. DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS was inactive during the periods ended May 31, 2015 and 2014.

10. SUBSEQUENT EVENTS

On June 3, 2015, the Company executed an agreement with Technical College of Lowcountry to provide student engagement services.

On June 5, 2015, the Company completed a private placement of units (each, a "Unit") at $1.00 per Unit (the "Financing Price") for aggregate gross proceeds of $140,000 (the "Private Placement Financing"). Each Unit consists of one share of Common Stock and one immediately vested warrant, with each such warrant entitling the holder to acquire one additional share of Common Stock on or before the date which is two years from the date of the placement for a price of $1.30 per share. The Company neither has nor will be required to pay any other fees, issue additional stock/warrants other than described in this paragraph, or enter into any consulting agreements with any third parties in connection with the aforementioned Private Placement Financing. As of May 31, 2015 the transaction had not yet funded.

On June 5, 2015, the Company entered into a commercial building lease agreement. The sixty-one (61) month lease, commenced on June 15, 2015, provided for the lease by the Company of approximately 2,369 square feet of space in Los Angeles, California. Base annual rent is initially set at approximately $8,355 per month. Total base rent payable over the lease period is

$556,418.

On June 30, 2015, the Company executed an agreement with Jacksonville State University to provide student retention services.

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

Corporate Overview

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, maximize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have customized turnkey solutions that combine experienced strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 121 employees and has served more than 40 education clients and over 70 degree programs.

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

Subsequent Events

The following events occurred after May 31, 2015 through July 15, 2015, the date on which the financial statements for the three months ended May 31, 2015 were issued:

•	On June 3, 2015, the Company executed an agreement with Technical College of Lowcountry to provide student engagement services.

•	On June 5, 2015, the Company completed a private placement of units (each, a "Unit") at $1.00 per Unit (the "Financing Price") for aggregate gross proceeds of $140,000 (the "Private Placement Financing"). Each Unit consists of one share of Common Stock and one immediately vested warrant, with each such warrant entitling the holder to acquire one additional share of Common Stock on or before the date which is two years from the date of the placement for a price of $1.30 per share. The Company neither has nor will be required to pay any other fees, issue additional stock/warrants other than described in this paragraph, or enter into any consulting agreements with any third parties in connection with the aforementioned Private Placement Financing. As of July 13, 2015, this transaction has not been funded.

•	On June 5, 2015, the Company entered into a commercial building lease agreement. The sixty-one (61) month lease, commenced on June 15, 2015, provided for the lease by the Company of approximately 2,369 square feet of space in Los Angeles, California. Base annual rent is initially set at approximately $8,355 per month. Total base rent payable over the lease period is $556,418.

•	On June 30, 2015, the Company executed an agreement with Jacksonville State University to provide student retention services.

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

Going Concern

As more fully described in Note 1 to the financial statements appearing in this report for the nine months ended May 31, 2015 related to the uncertainty of our ability to continue as a going concern, the Company has an accumulated deficit and a working capital deficit as of May 31, 2015 and incurred a loss from continuing operations during the second quarter. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the Three and Six Months ended May 31, 2015 and May 31, 2014.

	3 Months	3 Months	9 Months	9 Months
	Ended	Ended	Ended	Ended
	31-May-15	31-May-14	31-May-15	31-May-14
Revenue	2,170,894	1,644,090	6,316,282	5,692,214
Cost of goods sold	1,166,113	877,990	3,724,551	2,771,977
Gross profit	1,004,781	766,100	2,591,731	2,920,237
General & Administrative	364,883	711,925	2,706,176	2,843,778
Expenses	2,371,092	942,940	3,930,058	3,346,772
Loss from operations	(1,731,174)	(888,765)	(4,044,503)	(3,270,313)
Income tax provision	111	523	111	523
NET INCOME (LOSS)	(1,977,200)	(1,502,450)	(4,771,058)	(4,310,794)

Three Months and Nine Months Ended May 31, 2015 Compared to Three Months and Nine Months Ended May 31, 2014

Comparison of the Three Months Ended May 31, 2015 (Unaudited) to the Three Months Ended May 31, 2014 (Unaudited)

Revenues: Revenue increased $ 526,804, or 32%, during the three months ended May 31, 2015, primarily due to the presence of revenue during the same period in FY2014, primarily due to signing new business and new engagements from existing clients.

Direct Cost of Services: Direct cost of services increased $ 288,123, or 32.8%, during the three months ended May 31, 2015, primarily due to the increased revenues for the same time period.

General and Administrative: General and administrative expenses decreased $347,062, or 48.7%, during the three months ended May 31, 2015, primarily due to a reduction in the number of employees and gaining efficiencies.

Other Income (Expense): Other expense increased $1,428,152, or 151.5%, during the three months ended May 31, 2015, due almost entirely to non-cash changes in the value of derivative liabilities and related to a warrant exchange transaction.

Income (Loss) From Continuing Operations: As a result of the aforementioned items, we experienced a net loss of $1,731,174 from continuing operations during the three months ended May 31, 2015, compared with a net loss from continuing operations of $888,765 during the three months ended May 31, 2014, an increase  in loss of $ 842,409, or 94.8%. It is important to note that a significant portion of the loss for the three months ended May 31, 2015 was related to non-cash equity related transactions.

Comparison of the Nine Months Ended May 31, 2015 (Unaudited) to the Nine Months Ended May 31, 2014 (Unaudited)

Revenues: Revenues increased $624,068, or 11.0%, during the nine months ended May 31, 2015, primarily due to new business obtained in 2015.

Direct Cost of Services: Direct cost of services increased $952,574, or 34.4%, during the nine months ended May 31, 2015, primarily due to increases in revenue and payment of severance related to the move of operations to our Phoenix facility.

General and Administrative: General and administrative expenses decreased $137,602, or 4.8%, during the nine months ended May 31, 2015, primarily due to the a reduction in the number of employees.

Other Income (Expense): Other expense increased by $583,286, or 17.4%, during the nine months ended May 31 2015, due almost entirely to non-cash changes in the value of derivative liabilities and related to a warrant exchange transaction.

Income (Loss) From Continuing Operations: As a result of the aforementioned items, we experienced a net loss of $4,044,503 from continuing operations during the nine months ended May 31, 2015, compared with a net loss from continuing operations of $3,270,313 during the nine months ended May 31, 2014, an increase in loss of $774,190, or 10.7%

Liquidity and Capital Resources

Working Capital

	May 31, 2015	Aug 31, 2014
Total Current Assets	855,636	1,748,902
Total Current Liabilities	8,378,306	6,832,168
Working Capital Deficit	(7,522,670)	(5,083,266)

The decrease in working capital was due to the funding of on-going operations.

Cash Flows

	9 Months	9 Months
	Ended	Ended
	May 31, 2015	May 31, 2014
Net Cash used by Operating Activities	(3,025,644)	(2,249,682)
Net Cash provided by Financing Activities	2,658,358	1,903,186

The increase in net cash used in operating activities in the nine months ended May 31, 2015 as compared to the nine months ended May 31, 2014, was due to the funding of on-going operations during the nine months ended May 31, 2015,. The increase in cash provided by financing activities in the nine months ended May 31, 2015, as compared to the nine months ended May 31, 2014, was due to obtaining a greater amount of financing through the issuance of common shares and convertible notes during the nine months ended May 31, 2015, compared to the nine months ended during the nine months ended May 31, 2014.

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

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus Bank ratified by California United Bank and Colgan Financial Group (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company and extended the maturity date of the facility to January 1, 2016.

As of May 31, 2015, the balance remaining is $894,812.

CFG Notes

In December 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“CFG”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and is secured by substantially all assets of PCS Link, however, it is subordinated to the Opus Amended Credit Agreement (as defined below). As of May 31, 2015, the balance is $523,068.

In December 2014, in consideration for funds in the amount of $500,000 received by Greenwood Hall, Inc. from Colgan Financial Group, Inc. and Robert Logan (“Logan,” and together with CFG, the “Holder”), the Company executed a secured convertible promissory note. The note bears interest at 12% per year, the interest of which is payable monthly. This is a 3 year note and is secured by substantially all assets of the Company. This note is subordinate to the notes held by Opus Bank and California United Bank. The note is convertible to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise. As of May 31, 2015, the balance is $715,071.

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

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus Bank ratified by California United Bank and Colgan Financial Group (collectively “Lenders”). The Second Amendment was designed to provide the Company with increased cash and credit availability as the Company seeks to expand and raise additional equity for working capital purposes. Under the terms of the Second Amendment, the Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. Payments of interest only will be due monthly with the unpaid balance due, in full, on the maturity date in January 2016.

As of May 31, 2015, the balance outstanding on the term loan and line of credit amounted to $1,537,416 and $2,025,084, respectively. At May 31, 2015, amounts owed pursuant to the Credit Agreement bear interest at a rate of 5.75% per annum.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31,2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of our business, the Company is periodically subject to various lawsuits, including contract and employment disputes. Additionally, the Company is currently a party (or its property is subject) to the following pending legal proceedings:

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until the end of 2015, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company and John Hall.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Number	Description of Exhibit
10.1	Office Lease Agreement, dated as of March 30,2015, by and between Greenwood Hall, Inc. and AX Union Hills L.P.**
10.2	Second Amendment, Waiver and Ratification, dated as of April 13, 2015, by and among, PCS Link, Inc. d/b/a Greenwood & Hall, as the borrower, Greenwood Hall, Inc., as the guarantor, and Opus Bank**
10.3	Letter Agreement, dated as of April 13, 2015, by and between Opus Bank and California United Bank**
10.4	Continuing Personal Guaranty, dated as of April 13, 2015, by and between John Hall and Opus Bank**
10.5	Change in Terms Agreement, dated as of April 13, 2015, by and between PCS Link, Inc. and California United Bank**
10.6	Consent, Waiver and Amendment No. 1 to Secured Promissory Note, dated as of April 13, 2015, by and between Greenwood Hall, Inc. and Colgan Financial Group, Inc.**
10.7	Consent, Waiver and Amendment No. 4 to Secured Promissory Note, dated as of April 13, 2015, by and among PCS Link, Inc., Greenwood Hall, Inc., and Colgan Financial Group, Inc.**
10.8	Amendment Number Ten to Business Loan Agreement, dated as of April 13, 2015, by and between PCS Link, Inc., dba Greenwood & Hall, and California United Bank**
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

*	Filed herewith
**	Filed as Exhibit to the Form 10-Q filed with the SEC on April 15, 2015 and incorporated herein by reference

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD HALL, INC.

/s/ John Hall
John Hall,

Chief Executive Officer
Date: July 14, 2015

