Form 10-K
period 2015-08-31
GREENWOOD HALL, INC.
filed 2015-12-15
CIK 1557644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2015

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number: 333-184796

Greenwood Hall, Inc.

(Exact name of registrant as specified in its charter)

Nevada	99-0376273
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

12424 Wilshire Blvd., Suite 1030, Los Angeles,	90025
California	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone
number (310) 905-8300

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 7, 2015, there were 47,943,273 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

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

ITEM 1. BUSINESS

Our Mission

Our corporate mission is to enable colleges and universities to remain relevant by helping them expand access to personalized educational opportunities that are flexible and affordable, and prepare students for career opportunities. We assist schools in maximizing the student experience and driving successful student outcomes while leveraging technology to help reinvent their operating and financial models.

We provide cloud-based education management services that address the entire student lifecycle. Our solutions combine strategy, experienced personnel, proven processes and robust technology to provide end-to-end services that begin with recruitment and student enrollment and end with post-graduation job placement, career networking, and alumni relations. Our services are utilized by schools that need to enhance the student experience and are looking to expand into new markets such as online learning, international, and/or competency-based learning. All of our solutions are designed to help public and not-for-profit higher education institutions generate sustainable improvements in operating and financial results, while improving student success and satisfaction.

Our services include: (a) solutions that support the entire student lifecycle including lead generation/marketing, new student recruitment, enrollment counseling, financial aid advising, new student recruitment, retention counseling, reengagement of students who have dropped out of a particular institution, career advising, student concierge, and help desk services; (b) consulting services, including market assessments and analysis of internal operational efficiency; and (c) various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid, and classroom), and make certain institutional decisions. In addition to education management services, we provide donor lifecycle management services to various major non-profit organizations. The lifecycle management services for non-profit organizations are mainly related to legacy operations of our Company prior to entering the education marketplace in 2006.

We believe that our end-to-end solutions that span the entire student lifecycle provide us with an advantage over competing providers that often address isolated segments of the student lifecycle spectrum, such as student retention, or student acquisition. We generally focus on small to medium-sized, private, not-for-profit, and medium-sized to large public institutions.

We have a demonstrated track record of helping higher education clients improve their operating and financial performance while improving student outcomes. Since 2006, we have helped colleges and universities generate or retain in excess of $300 million in college tuition revenue by custom tailoring our solutions to each institution’s requirements and organizational structure.

The measured benefits of our clients include:

•	Generated more than 31,000 new enrollments;

•	Secured more than 27,400 continuing enrollments;

•	Generated over 400% return on investment for one major national university on a student retention initiative;

•	Reduced cost of student services by an average of 41% (excluding intangible costs);

•	Reduced cost of student acquisition by an average of more than 36%, or up to $8,500 per student; and

•	Produced an average client return on their investment using our solutions of 35%-50%.

Our key achievements since 2006 include:

•	Served more than 500,000 traditional and non-traditional students (adult learners/online students);

•	Processed more than 6.7 million student inquiries; and

•	Answered 95% of all inquiries for student service (admissions, financial aid, student services) compared to an average of fewer than 65% in some cases when institutions handled their own inquiries.

Our Company is built on a strong foundation of experience. We have a 17+ year operating history in providing mission critical lifecycle management solutions to leading non-profits such as the American Red Cross, Habitat For Humanity, and Stand Up to Cancer. During that time, we have generated more than $1.2 billion in aggregate donor contributions for non-profit clients. In 2006, we entered the education sector by leveraging our know-how in serving non-profits and our highly differentiated model for the benefit of higher education clients. We remain committed to providing services to the non-profit sector, but expect the majority of future revenue will continue to come from the education sector.

We have a growing list of clients that include many prestigious colleges and universities, most of which are non-profit institutions. As of October 15, 2015, we have served more than 50 education clients and more than 75 individual degree programs since entering the education sector. Among these notable institutions include the University of Alabama, Pepperdine University, University of Massachusetts, Texas Tech University, Saint Leo University, Concordia University, Simmons College, University of Mississippi, University of Houston, and the University of Maine. During 2015, we have added the following new clients: University of Central Florida, Florence Darlington University, Jacksonville State University, University of the Pacific, Spartanburg Technical Community College, Greenville Technical Community College, and Red Nose Day USA organized by Comic Relief Inc. in partnership with NBCUniversal, Inc.. Several of our service contracts are fixed-fee, annual or multi-year contracts that generate recurring monthly revenue. The remaining contracts are negotiated at an agreed-upon rate, based on the volume of services. Most have a one-year term and minimum revenue guarantees. Over the past four years, we have enjoyed a 100% renewal rate among our state school contracts that go through the formal renewal bid process.

We believe that our business is well positioned for growth with an unparalleled technology and services delivery platform that supports the entire student lifecycle. We have a multi-pronged growth strategy that includes adding new clients and expanding our service offerings to existing clients. To execute on our growth strategy, we have expanded our sales force and are extending our thought leadership through presentations at industry conferences to develop relationships that drive our business. We also plan to enhance our offerings through additional SaaS-technology offerings, including learning management, learner analytics, mobile course delivery, and other technologies aimed at supporting student engagement and success.

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

Our Company is headquartered in Los Angeles, California, and we have facilities and offices in Phoenix, Arizona and College Station, Texas.

We generate revenue by charging recurring (subscription) and transactional fees associated with the specific services we provide to our customers. Our most significant expenses are compensating employees, sales/marketing, facilities/ technology and debt service.

Market Overview and Opportunities

Eduventures estimates that the near-term addressable market for student lifecycle management services and technology exceeds $20 billion in the higher education market alone. Currently, we have market penetration of less than 1% of the more than 4,700 not-for-profit colleges and universities in the United States. Our low-level of current market penetration creates a sizable opportunity for our Company and positions us for revenue growth.

The market for higher education management services is currently ripe for disruption due to declining enrollment at many not-for-profit institutions, which has increased the cost per enrolled student for some institutions. Additionally, due to shifts in how students want their education delivered, many institutions are facing new challenges in enrolling, engaging and retaining students. More students are seeking solutions that provide flexible access to education, meet affordability requirements, help in accomplishing education and career goals, and meet their return-on-investment expectations given tuition costs. Among the trends driving these changes include the proliferation of cost-effective mobile devices and social media, broad availability of data (including predictive analytics and more data-based decision making), greater flexibility in the delivery of education (online vs. on-campus plus mobile) and the desire by students for more personalized support. Most colleges and universities do not have the resources (human capital, technology or financial) or know-how to effectively meet these challenges.

Longer-term market trends for growth bode well for our Company due to increasing demand for postsecondary education. Additionally, it is expected that the economy will create 55 million job openings by 2020, 65% of which will require postsecondary education. (Source: Georgetown University Center on Education and the Workforce).

Subsequent Events

The following events occurred after August 31, 2015, through December 7, 2015, the date on which the financial statements for the year ended August 31, 2015 were issued:

On September 1, 2015, the Company entered into a strategic alliance agreement with LoudCloud Systems, Inc., a company based in Dallas, Texas. The agreement allows for the companies to sell and market one another’s products/services to their respective client bases.

On September 16, 2015, the Company closed a stock purchase agreement with Neil Rogers (“Rogers”) for an aggregate purchase price of $500,000 for a total of 500,000 shares of Common Stock. The Company agreed that $190,000 of the cash consideration is subject to the effectiveness of a registration statement for the issued shares.

On September 16, 2015, pursuant to the termination of a registration rights agreement between the Company, Rogers, and Byrne United S.A. (“Byrne”), the Company agreed to issue 625,000 shares of Common Stock to Rogers and 625,000 shares of Common Stock to Byrne. The Company made the above offerings to Byrne and Rogers in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act as Byrne and Rogers are non-U.S. persons (as that term is defined in Regulation S of the Securities Act).

On September 23, 2015, the Company entered into a services agreement with Lipman Hearne, Inc. to provide enrollment management support services to the University of the Pacific.

On September 24, 2015, PCS Link, Inc. dba Greenwood & Hall (“PCS Link”), a subsidiary of Greenwood Hall, Inc., the Company, and Opus Bank (“Opus”) agreed to terms for a Third Amendment, Waiver and Ratification agreement (“Opus Amendment”) amending the Amended and Restated Credit Agreement, as amended, between the parties dated as of July 18, 2014 (“Opus Credit Agreement”). The Opus Amendment amends the Opus Credit Agreement as follows:

•	Opus shall have no obligation to advance any further credit to PCS Link, either by way of overdraft coverage or advances on any loans currently outstanding.

•	The maturity date (“Maturity Date”) means the earlier of (i) April 15, 2016, (ii) the date on which the issuance of securities occurs resulting in aggregate proceeds not less than the outstanding debt owed Opus, or (iii) the date on which the sale of all of the capital stock or substantially all of the assets of PCS Link occurs.

•	By October 2, 2015, PCS Link will issue equity and/or unsecured debt resulting in aggregate gross proceeds not less than $1,250,000.

•	PCS Link shall have no further obligation to comply with the financial covenants.

•	PCS Link shall not be required to make any principal payments until the Maturity Date. All accrued principal, along with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date.

•	The outstanding balance of PCS Link shall accrue interest at the rate of 8% per annum beginning on August 1, 2015. PCS Link shall make such interest payments on a monthly basis commencing as of September 1, 2015.

•	Opus will receive 1,200,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision. Opus’s existing warrant with an issue date of July 18, 2014 shall be surrendered upon issuance of the 1,200,000 warrants.

The Company did not raised the required equity or unsecured debt and, as of December 14, 2015, has not cured this event of default.

In conjunction with the Opus Amendment, the following terms were agreed to with California United Bank and Colgan Financial Group:

California Unite Bank (“CUB”):

•	CUB will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 (the “Forbearance Period”) and extend the maturity of its facility to April 15, 2016.

•	CUB will receive during the Forbearance Period monthly interest payments of interest in full for the period starting September 1, 2015.

•	CUB shall be paid deferred interest due upon the Company raising $2,000,000 in working capital, but only if the Company has satisfied its obligations in accordance with Company’s prepared cash projections.

•	CUB will receive a full payoff of all its outstanding principal, interest (including accrued and unpaid interest as of the date of this letter), fees, and expenses (including, but not limited to, CUB’s outside counsel legal fees and costs) by April 15, 2016 or at the successful consummation of any public offering, strategic private investments, or take private scenario, whichever occurs first.

•	CUB will receive 523,587 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

Colgan Financial Group (“CFG”):

•	CFG will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 and extend the maturity of its facility to April 15, 2016.

•	Payment obligation of quarterly interest payments due under the Note from the date hereof through the Forbearance Termination Date is modified so that (i) until Borrower has raised an additional $2,000,000 in working capital since August 12, 2015 and satisfied its obligations in accordance with its cash projections, interest shall continue to accrue in accordance with the Note, and upon completion of such additional capital raise, the amount of such accrued and unpaid interest shall be added to the principal amount of the Note as of the date of completion of such capital raise and shall accrue interest and be payable thereafter; and (ii) upon completion of such capital raise, interest shall continue to accrue thereafter and be payable at fifty percent (50%) of the amount of interest due among all Notes with lender shall not exceed in the aggregate eleven thousand one-hundred seventy-six and 50/100 dollars ($11,176.50) per month, and the remaining unpaid balance of such accrued interest shall be paid in full on the Opus Maturity Date.

•	CFG will receive 20,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

•	The conversion price for Eighty Thousand Dollars ($80,000) of the outstanding principal will be Ten Cents ($0.10) per share

On October 16, 2015, the Company entered into a non-binding letter of intent with Uvize, Inc., a company based in Boulder, Colorado, relating to a possible acquisition of Uvize by the Company.

On October 21, 2015, the Company entered into a services agreement with Technical College of the Lowcountry to provide student lifecycle management services for the college.

On October 28, 2015, the Company entered into an expanded agreement with Florence Darlington Technical College to provide professional services.

On November 5, 2015, Troy University extended its services agreement with the Company through December 31, 2016.

On November 6, 2015 the Company issued an unsecured promissory note in the amount of $125,000. The note bears interest at a rate of 10% per annum and is due May 1, 2016.

On December 12, 2015, the Company accepted the resignation of Brett Johnson, the Company’s President.

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

We have a competitive advantage in offering a unique, comprehensive student lifecycle management solution that combines technology, processes, strategy, and people. We take a flexible approach to developing customized programs for each client engagement with the ability to deliver solutions either bundled or unbundled. Additionally, we offer a proven fee-for-service model versus solely a “tuition sharing” approach that is only compatible with a small handful of the marketplace.

Our Growth Strategy

Key initiatives of our growth strategy continue to include 1) expanding direct sales and marketing resources to generate growth from new and existing customers; 2) enhancing and developing new strategic partnerships to expand reach; 3) introducing new technology-based offerings that focus on student learning, increase student engagement, deliver online and mobile instruction, maximize student success and enhance experiences; and 4) building on our industry and thought leadership position to create visibility and demand.

Our Services

Key components of our end-to-end student lifecycle management solutions are:

•	Student Recruitment & Enrollment – Our Student Recruitment and Enrollment services include interactive and traditional lead-generation as well as end-to-end recruitment solutions for academic programs of all types including online degree programs. We help clients identify and reach out to qualified potential students, recruit prospective students, provide enrollment counseling and advice on financial aid options and eligibility, guide students through the enrollment process, and help to ensure that students have a great first week experience. From the first interaction with prospective students, our enrollment counselors act as an extension of the client, and establish and foster close, collaborative relationships with students. These close relationships, which begin in the recruitment process and extend through the entire student lifecycle, result in significantly improved leads to enrollment rates, increased persistence, enhanced student experience, and better student outcomes over the long term.

•	Student Success & Retention – Our student retention counselors and success coaches leverage web-based tools and analytics to monitor and assess student progress against their stated education and career goals, and provide student-specific advising to keep them on track and navigate barriers to success. Counselors proactively contact assigned students each term to ensure students register for the next term, have all instructional materials/textbooks, have made any necessary payment arrangements, are up-to-date on any financial aid requirements, and any other obstacles to student persistence are handled. In many cases, our counselors also work to reengage students who have left a particular institution or have dropped out of an academic program. We also offer a student concierge service that provides students with professional support on a wide range of needs including financial aid, payments, registration, password resets and portal navigation.

•	Career Advising and Job Placement – We offer proactive career advising services that coach and motivate students to persist and graduate, and help students plan for life after graduation. Our student retention counselors and success coaches collaborate with school-based academic advisors and students to develop customized career paths, including working with students to make sure they are fully utilizing all on-campus career services. Our career advice and job placement counselors also assist in determining career interests, arranging and preparing students for job interviews, providing support with interview preparation, resume building and garnering references. Additionally, this group tracks student success after graduation to help build career networks and job opportunities for future graduates and validate a school’s return on investment. We also provide our education clients with strategic advisory services and analysis that help them manage their institutions more efficiently and effectively. These include strategic marketing assessments, key analytics, financial and operating efficiency evaluations to aid in decision making, and data and IT services that enable clients to better analyze and manage data, and improving communications with students.

•	Cloud-Based SaaS Offerings – The Company believes it can further differentiate its technology-enabled solutions platform by adding key student-facing, cloud-based technologies and back-end data analytics that better support student success and maximize student outcomes. Our technology roadmap is aimed at providing solutions and developing data-driven business intelligence that enable school clients to create better learning outcomes, more efficiently and effectively engage students, and develop data-driven business intelligence offerings that help them better understand and support students. The company intends to leverage both internal resources and partnerships for development of SaaS-and cloud-based technology.

Competition

The Company competes with a number of firms directly and indirectly. Key competitors include: 2U, Inc., Embanet-Pearson plc, Blackboard Inc., Ellucian, Inc., Xerox Higher Education Services, Royall & Company, Keypath Education, Wiley Higher Education Solutions, Instructure, Inc., Desire2Learn, Ruffalo Cody Levitz, Academic Partnerships, LLC, and Global Financial Aid Services, Inc. In many cases, companies serving the marketplace focus on specific services (e.g., enrollment, online programs, marketing, financial aid, etc.), different types of schools, etc. Companies may also differ based on their revenue and pricing model. While some companies generate revenue based on a percentage of tuition of programs they support for their school clients, we, employ a fee-for-service model. While the Company generally focuses on small to medium-sized, private, not-for-profit and medium-sized to large public institutions, the Company is also planning to focus more resources on conducting business with larger private-for-profit institutions and some select not-for-profit institutions.

Customers

The Company principally supports post-secondary colleges and universities, mainly in the not-for-profit and public sectors. Current and past education customers include: the University of Alabama, University of Central Florida, Embry Riddle Aeronautical University, University of the Southwest, Seminole State College, University of South Alabama, Orange Coast Community College, University of Mississippi, Pepperdine University, University of Massachusetts, Simmons College, Texas Tech University, University of Houston, and Shorelight Education. Our not-for-profit customers outside of the education market include: American Red Cross, Entertainment Industry Foundation, MarkeTouch Media, Inc., and Patriot Communications, LLC. Currently, our two (2) largest customers account for approximately one-third of our revenue.

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

Employees

As of the date of this report, we have 111 employees, all of whom are employed full-time.

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

Effective July 1, 2014, DHC completed the DHC Merger. As a result, DHC changed its name from “Divio Holdings, Corp.” to “Greenwood Hall, Inc.” Also effective July 1, 2014, DHC effected a 12.5 to 1 forward stock split of its authorized and issued and outstanding common stock. As a result, its authorized capital of common stock increased from 75,000,000 shares of common stock with a par value of $0.001 per share to 937,500,000 shares of common stock with a par value of $0.001 per share and its previously outstanding 4,320,000 shares of common stock increased to 54,000,000 shares of common stock outstanding.

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

As used in this report, the terms the “we ,” “us ,” and “our” refer to the Company, after giving effect to the Merger, unless otherwise stated or the context clearly indicates otherwise.

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

At the Effective Time, all shares of PCS Link Common Stock that were owned by PCS Link as treasury stock or reserved for issuance by PCS Link immediately prior to the Effective Time were cancelled and extinguished without any conversion thereof and no amount of the Company Merger Consideration was allocated or paid in connection therewith.

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

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are not required to deliver an annual report to our security holders, but will provide one voluntarily if a written request is sent to us at our principal executive office at 12424 Wilshire Boulevard, Suite 1030, Los Angeles, California 90024. Reports filed with the SEC pursuant to the Exchange Act, including our annual and quarterly reports, and other reports we file, can be inspected and copied on official business days during the hours of 10:00 a.m. to 3:00 p.m. prevailing eastern time at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Investors can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov ).

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

Ongoing Concerns

Our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern.

Rose, Snyder & Jacobs LLP, our independent registered public accounting firm for the fiscal year ended August 31, 2015, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended August 31, 2015, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by the existing anti-dilution protections in existing investor agreements. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We currently do not have sufficient sources of liquidity to fund our activities and debt service needs and we will need to raise additional equity or debt capital immediately in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

Risks Related to Our Business

We have incurred losses for fiscal 2015 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We are not profitable and have incurred losses in the last fiscal year. Our net loss for the year ended August 31, 2015 was $9.8 million. As of August 31, 2015, we had an accumulated deficit of $9.2 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs, and increase our program marketing and sales efforts to drive the increase of universities and colleges utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we can provide no assurance as to whether or when we will again achieve profitability. If we are not able to achieve and maintain profitability, the value of our Company and our Common Stock could decline significantly.

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

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until 2016, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company. In October 2015, John Hall, in his individual capacity, was dismissed from the litigation as a defendant upon a successful motion to dismiss him. At this time, he is no longer a defendant in the litigation. The lawsuit is in the midst of discovery, with all parties providing documents and taking depositions. The court has not yet scheduled a trial date, but has indicated that the case will be set for trial in the latter half of 2016. Given that he is no longer a defendant, it appears very likely that John Hall will not experience a negative outcome of a judgment against him. Robin Hood reserves the right to appeal Hall's dismissal from the case, but at this time, no Notice of Appeal has been filed.

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

The following factors, many of which are largely outside of our control, may prevent us from successfully attracting and maintaining our client base:

•	Cost of marketing. The cost to market to and recruit students continues to rise. If the cost of marketing becomes too prohibitive, universities and colleges may not be able to afford our services.
•	Financial outlook for colleges and universities. Demographic changes, increased competition, concerns about return on investment as it relates to a post-secondary education, market saturation, public scrutiny involved in raising tuition and less costly alternatives, have impacted a large number of post-secondary schools in the United States. Many of our clients are highly dependent on tuition revenue and/or funding that is derived from state/federal sources or federally-guaranteed student loan programs. Without reliable tuition revenue coming in, many of our clients would not be able to continue to operate. Further, the financial condition of many of our would-be clients can impact their ability to contract with our Company. If the financial outlook for colleges and universities continues to worsen, it could be increasingly difficult to generate new business and to maintain existing client contracts. This could have a material impact on our ability to grow and operate profitably.
•	Lower cost alternatives such as competency based learning programs and Massive Open Online Courses (MOOCs). Technology, open source content, and a focus on mastery/competency versus completing a traditional academic program could provide students with viable alternatives to completing a traditional degree program at a fraction of the cost and potentially better job prospects. Should these alternatives become commonly accepted or provide specific paths and usable credentials to students in a more efficient way than earning a degree, our ability to market our programs to our clients could be significantly compromised.
•	Damage to client reputation. Because we market to specific colleges, universities, non-profit and for-profit organizations, the reputations of our clients are critical to those institutions and organizations having a need for our education management and relationship management services. Many factors affecting our clients’ reputations are beyond our control and can change over time, including their academic performance and ranking among educational institutions and negative publicity about the college, university, non-profit or for-profit corporations.

•	Our lack of control over our clients’ admissions decisions. Even if we are able to identity prospective students for a program, there is no guarantee that students will be admitted to the program. Our clients retain complete discretion in their admissions decisions, and any changes to admissions standards, or inconsistent application of admissions standards, could affect student enrollment and our ability to generate revenue for our education management services.
•	Our lack of control over our clients’ ability to serve students. Even if we are able to identity prospective students or enroll students for a program, there is no guarantee that students will be served well and efficiently. Today’s students expect state of the art amenities and 24/7 service. If one piece of the student experience is lacking, there could be an adverse impact on student enrollment and our ability to generate revenue for our education management services.

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

One element of our growth strategy is to expand our international operations and establish a worldwide client base. We cannot assure you that our expansion efforts into international markets will be successful. Our experience with attracting clients in the United States may not be relevant to our ability to attract clients in other emerging markets. In addition, we would face risks in doing business internationally that could constrain our operations and compromise our growth prospects, including:

•	the need to localize and adapt online degree programs for specific countries, including translation into foreign languages and ensuring that these programs enable our clients to comply with local education laws and regulations;
•	data privacy laws that may require data to be handled in a specific manner;
•	difficulties in staffing and managing foreign operations, including employment laws and regulations; different pricing environments, longer sales cycles, longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition, and practices that may favor local competitors;
•	weaker protection for legal rights than in the United States and practical difficulties in enforcing rights outside of the United States;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	adverse tax consequences, including the potential for required withholding taxes for our overseas employees;
•	unstable regional and economic political conditions; and
•	future agreements with international clients that may provide for payments to us to be denominated in local currencies. In such case, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars, and we may not be able to engage in currency hedging activities to effectively limit the risk of exchange rate fluctuations.

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

Our continued growth and future profitability depends on our ability to successfully scale up newly launched programs with our clients. As we continue growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our program marketing and sales team, our technology team and our operations team. If we cannot adequately train these new employees, we may not be successful in acquiring new clients and expanding the services we are providing for our current clients, which would adversely impact our ability to generate revenue, and our clients could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale up our technology to handle growing numbers of students and data, and new client programs, our clients’ experiences with our platform may suffer, which could damage our reputation among colleges and universities, and their faculty and students, as well as our reputation with our non-profit and corporate clients and their customers. Our ability to effectively manage any significant growth of new programs will depend on a number of factors, including our ability to:

•	satisfy existing clients in and attract new clients for our existing programs;
•	assist our clients in recruiting qualified faculty to support their programs;
•	successfully introduce new features and enhancements, and maintain a high level of functionality in our platform; and deliver high quality support to our clients, their faculty, students and/or customers.

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

We expect existing competitors and new entrants to the education management market to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of education management and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to grow our revenue and achieve profitability could be compromised. Our primary competitors include 2U, Inc., Embanet-Pearson PLC, Blackboard Inc., Xerox Higher Education Services, Keypath Education., Ellucian, Inc., Instructure, Inc., Royall & Company, Wiley & Company, Ruffalo Cody Levitz,, Academic Partnerships, LLC and Global Financial Aid Services, Inc., all of which are large education management companies. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or develop their own education management solutions in-house, rather than pay for our solutions. Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the fees that we are able to negotiate to receive from a client. The competitive landscape may also result in longer and more complex sales cycles with a prospective client or a decrease in our market share among selective colleges and universities, either of which could negatively affect our revenue and future operating results and our ability to grow our business.

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

There is not now, nor has there been since our inception, significant trading activity in our Common Stock or a market for shares of our Common Stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our Common Stock must bear the economic risk of holding those shares for an indefinite period of time. Although our Common Stock is quoted on the OTC Quote Board (“OTCQB”), an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and we presently anticipate that our Common Stock will continue to be quoted on the OTCQB or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our Common Stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, you may be unable to resell your shares of our Common Stock at or above the price for which you purchased them, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our Common Stock as consideration.

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

As a public company, we have significant additional requirements for enhanced financial reporting and internal controls. We are required to document and test our internal control procedures in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent registered public accounting firm addressing these assessments. The process of designing and implementing effective internal controls is a continuous effort that requires us to anticipate and react to changes in our business and the economic and regulatory environments and to expend significant resources to maintain a system of internal controls that is adequate to satisfy our reporting obligations as a public company. This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this report, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own over 64% of our outstanding voting stock. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of Common Stock. The interests of such persons may differ from the interests of our other stockholders, including investors. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including investors, may vote, including the following actions:

•	to elect or defeat the election of our directors;
•	to amend or prevent amendment of our Certificate of Incorporation or By-laws;
•	to effect or prevent a merger, sale of assets or other corporate transaction; and
•	to control the outcome of any other matter submitted to our stockholders for vote.

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

As of August 31, 2015, PCS Link had federal and state net operating loss carry-forwards due to prior period losses, which, if not utilized, will begin to expire in 2032 for federal and state purposes, respectively. These net operating loss carry-forwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed an analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carry-forwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carry-forwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease our corporate headquarters and education service center facilities. Our corporate headquarters is located at 12424 Wilshire Blvd, Suite 1030, Los Angeles, California 90024. We also lease space located at 2504 Kent Street, Bryan, Texas 77802, and 2550 West Union Hills Drive, Suite 201, Phoenix, Arizona 85027.

ITEM 3. LEGAL PROCEEDINGS

In the normal course of our business, the Company is periodically subject to various lawsuits, including contract and employment disputes. Additionally, the Company is currently a party (or its property is subject) to the following pending legal proceeding:

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until 2016, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company. In October 2015, John Hall, in his individual capacity, was dismissed from the litigation as a defendant upon a successful motion to dismiss him. At this time, he is no longer a defendant in the litigation. The lawsuit is in the midst of discovery, with all parties providing documents and taking depositions. The court has not yet scheduled a trial date, but has indicated that the case will be set for trial in the latter half of 2016. Given that he is no longer a defendant, it appears very likely that John Hall will not experience a negative outcome of a judgment against him. Robin Hood reserves the right to appeal Hall's dismissal from the case, but at this time, no Notice of Appeal has been filed.

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

Market Information

Our Common Stock is currently available for trading in the over-the-counter market and is quoted on the Over the Counter Quote Board (“OTCQB”) and the OTCQB under the symbol “ELRN.” Prior to July 29, 2014, our stock traded under the symbol “DIVO.” As of the date of this report, there was no minimal bid history for the Common Stock.

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

Holders

As of December 7, 2015, there are approximately 12 record holders of 47,943,273 shares of Common Stock. As of the date of this filing, 81,072,781 shares of Common Stock are issuable upon the exercise of outstanding warrants and options, and pursuant to certain executed stock purchase agreements. The shares issued in connection with the Transactions, including the Common Stock issued to the former PCS Link stockholders and investors in the Offering, are “restricted securities,” which may be sold or otherwise transferred only if such shares are first registered under the Securities Act or are exempt from the registration requirements.

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

Sales of Unregistered Securities

The Company disclosed its sales of unregistered securities during the fiscal year in its Quarterly filings and Form 8-K on September 21, 2015.

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

Company Overview

Based in Los Angeles with Education Service Centers in Phoenix, Arizona and College Station, Texas, Greenwood Hall is a provider of technology-enabled student lifecycle management solutions that help colleges and universities increase revenue and improve student engagement and outcomes. Since 2006, Greenwood Hall has developed customized turnkey solutions that combine strategy, experienced personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, as well as increase revenues and expand into new marketing channels, such as online learning. Greenwood Hall has 111 employees and has served more than 50 education clients, over 75 degree programs, and over 500,000 students.

We provide cloud-based education management services that address the entire student lifecycle. Our end-to-end services begin with recruitment and student enrollment and end with post-graduation job placement, career networking, and alumni relations. Our services are utilized by schools that need to enhance the student experience and are looking to expand into new markets such as online learning, international, and/or competency-based learning. All of our solutions are designed to help public and not-for-profit higher education institutions generate sustainable improvements in operating and financial results, while improving student success and satisfaction.

Our services include: (a) solutions that support the entire student lifecycle including lead generation/marketing, new student recruitment, enrollment counseling, financial aid advising, new student recruitment, retention counseling, reengagement of students who have dropped out of a particular institution, career advising, student concierge, and help desk services; (b) consulting services, including market assessments and analysis of internal operational efficiency; and (c) various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid, and classroom), and make certain institutional decisions. In addition to education management services, we provide donor lifecycle management services to various major non-profit organizations. The lifecycle management services for non-profit organizations are mainly related to legacy operations of our Company prior to entering the education marketplace in 2006.

We believe that our end-to-end solutions that span the entire student lifecycle provide us with an advantage over competing providers that often address isolated segments of the student lifecycle spectrum, such as student retention, or student acquisition. We generally focus on small to medium-sized, private, not-for-profit, and medium-sized to large public institutions.

Our Services

Key components of our end-to-end student lifecycle management solution are:

•	Student Recruitment & Enrollment – Our Student Recruitment and Enrollment services include interactive and traditional lead-generation as well as end-to-end recruitment solutions for academic programs of all types including online degree programs. We help clients identify and reach out to qualified potential students, recruit prospective students, provide enrollment counseling and advice on financial aid options and eligibility, guide students through the enrollment process, and help to ensure that students have a great first week experience. From the first interaction with prospective students, our enrollment counselors act as an extension of the client, and establish and foster close, collaborative relationships with students. These close relationships, which begin in the recruitment process and extend through the entire student lifecycle, result in significantly improved leads to enrollment rates, increased persistence, enhanced student experience, and better student outcomes over the long term.

•	Student Success & Retention – Our student retention counselors and success coaches leverage web-based tools and analytics to monitor and assess student progress against their stated education and career goals, and provide student-specific advising to keep them on track and navigate barriers to success. Counselors proactively contact assigned students each term to ensure students register for the next term, have all instructional materials/textbooks, have made any necessary payment arrangements, are up-to-date on any financial aid requirements, and any other obstacles to student persistence are handled. In many cases, our counselors also work to reengage students who have left a particular institution or have dropped-out of an academic program. We also offer a student concierge service that provide students with professional support on a wide range of needs including financial aid, payments, registration, password resets and portal navigation.

•	Career Advising and Job Placement – We offer proactive career advising services that coach and motivate students to persist and graduate, and help students plan for life after graduation. Our student retention counselors and success coaches collaborate with school-based academic advisors and students to develop customized career paths, including working with students to make sure they are fully utilizing all on-campus career services. Our career advice and job placement counselors also assist in determining career interests, arranging and preparing students for job interviews, providing support with interview preparation, resume building and garnering references. Additionally, this group tracks student success after graduation to help build career networks and job opportunities for future graduates and validate a school’s return on investment. We also provide our education clients with strategic advisory services and analysis that help them manage their institutions more efficiently and effectively. These include strategic marketing assessments, key analytics, financial and operating efficiency evaluations to aid in decision making, and data and IT services that enable clients to better analyze and manage data, and improving communications with students.

•	Cloud-Based SaaS Offerings – The Company believes it can better differentiate its technology-enabled solutions platform by adding key student-facing, cloud-based technologies and back-end data analytics that better support student success and maximize student outcomes. Our technology roadmap is aimed at providing solutions and developing data-driven business intelligence that enable school clients to create better learning outcomes, more efficiently and effectively engage students, and develop data-driven business intelligence offerings that help them better understand and support students. The company intends to leverage both internal resources and partnerships for development of SaaS-and cloud-based technology.

Subsequent Events

The following events occurred after August 31, 2015, through December 7, 2015, the date on which the financial statements for the year ended August 31, 2015 were issued:

On September 1, 2015, the Company entered into a strategic alliance agreement with LoudCloud Systems, Inc., a company based in Dallas, Texas. The agreement allows for the companies to sell and market one another’s products/services to their respective client bases.

On September 16, 2015, the Company closed a stock purchase agreement with Neil Rogers (“Rogers”) for an aggregate purchase price of $500,000 for a total of 500,000 shares of Common Stock. The Company agreed that $190,000 of the cash consideration is subject to the effectiveness of a registration statement for the issued shares.

On September 16, 2015, pursuant to the termination of a registration rights agreement between the Company, Rogers, and Byrne United S.A. (“Byrne”), the Company agreed to issue 625,000 shares of Common Stock to Rogers and 625,000 shares of Common Stock to Byrne. The Company made the above offerings to Byrne and Rogers in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act as Byrne and Rogers are non-U.S. persons (as that term is defined in Regulation S of the Securities Act).

On September 23, 2015, the Company entered into a services agreement with Lipman Hearne, Inc. to provide enrollment management support services to the University of the Pacific.

On September 24, 2015, PCS Link, Inc. dba Greenwood & Hall (“PCS Link”), a subsidiary of Greenwood Hall, Inc., the Company, and Opus Bank (“Opus”) agreed to terms for a Third Amendment, Waiver and Ratification agreement (“Opus Amendment”) amending the Amended and Restated Credit Agreement, as amended, between the parties dated as of July 18, 2014 (“Opus Credit Agreement”). The Opus Amendment amends the Opus Credit Agreement as follows:

•	Opus shall have no obligation to advance any further credit to PCS Link, either by way of overdraft coverage or advances on any loans currently outstanding.

•	The maturity date (“Maturity Date”) means the earlier of (i) April 15, 2016, (ii) the date on which the issuance of securities occurs resulting in aggregate proceeds not less than the outstanding debt owed Opus, or (iii) the date on which the sale of all of the capital stock or substantially all of the assets of PCS Link occurs.

•	By October 2, 2015, PCS Link will issue equity and/or unsecured debt resulting in aggregate gross proceeds not less than $1,250,000.

•	PCS Link shall have no further obligation to comply with the financial covenants.

•	PCS Link shall not be required to make any principal payments until the Maturity Date. All accrued principal, along with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date.

•	The outstanding balance of PCS Link shall accrue interest at the rate of 8% per annum beginning on August 1, 2015. PCS Link shall make such interest payments on a monthly basis commencing as of September 1, 2015.

•	Opus will receive 1,200,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision. Opus’s existing warrant with an issue date of July 18, 2014 shall be surrendered upon issuance of the 1,200,000 warrants.

The Company did not raised the required equity or unsecured debt and, as of December 14, 2015, has not cured this event of default.

In conjunction with the Opus Amendment, the following terms were agreed to with California United Bank and Colgan Financial Group:

California United Bank (“CUB”):

•	CUB will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 (the “Forbearance Period”) and extend the maturity of its facility to April 15, 2016.

•	CUB will receive during the Forbearance Period monthly interest payments of interest in full for the period starting September 1, 2015.

•	CUB shall be paid deferred interest due upon the Company raising $2,000,000 in working capital, but only if the Company has satisfied its obligations in accordance with Company’s prepared cash projections.

•	CUB will receive a full payoff of all its outstanding principal, interest (including accrued and unpaid interest as of the date of this letter), fees, and expenses (including, but not limited to, CUB’s outside counsel legal fees and costs) by April 15, 2016 or at the successful consummation of any public offering, strategic private investments, or take private scenario, whichever occurs first.

•	CUB will receive 523,587 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

Colgan Financial Group (“CFG”):

•	CFG will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 and extend the maturity of its facility to April 15, 2016.

•	Payment obligation of quarterly interest payments due under the Note from the date hereof through the Forbearance Termination Date is modified so that (i) until Borrower has raised an additional $2,000,000 in working capital since August 12, 2015 and satisfied its obligations in accordance with its cash projections, interest shall continue to accrue in accordance with the Note, and upon completion of such additional capital raise, the amount of such accrued and unpaid interest shall be added to the principal amount of the Note as of the date of completion of such capital raise and shall accrue interest and be payable thereafter; and (ii) upon completion of such capital raise, interest shall continue to accrue thereafter and be payable at fifty percent (50%) of the amount of interest due among all Notes with lender shall not exceed in the aggregate eleven thousand one-hundred seventy-six and 50/100 dollars ($11,176.50) per month, and the remaining unpaid balance of such accrued interest shall be paid in full on the Opus Maturity Date.

•	CFG will receive 20,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

•	The conversion price for Eighty Thousand Dollars ($80,000) of the outstanding principal will be Ten Cents ($0.10) per share

On October 16, 2015, the Company entered into a non-binding letter of intent with Uvize, Inc., a company based in Boulder, Colorado, relating to a possible acquisition of Uvize by the Company.

On October 21, 2015, the Company entered into a services agreement with Technical College of the Lowcountry to provide student lifecycle management services for the college.

On October 28, 2015, the Company entered into an expanded agreement with Florence Darlington Technical College to provide professional services.

On November 5, 2015, Troy University extended its services agreement with the Company through December 31, 2016.

On November 6, 2015 the Company issued an unsecured promissory note in the amount of $125,000. The note bears interest at a rate of 10% per annum and is due May 1, 2016.

On December 12, 2015, the Company accepted the resignation of Brett Johnson, the Company’s President.

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

Going Concern

As more fully described in Note 1 to the financial statements appearing later in this report, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this report for the year ended August 31, 2015 related to the uncertainty of our ability to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of August 31, 2015 and incurred a loss from continuing operations during fiscal 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, and advances from shareholders. During the twelve (12) months ended August 31, 2015, the Company received a net amount of approximately $3.2 million from debt and equity financing.

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

Debt Service

The costs associated with the Company’s debt coupled with restrictions on the Company’s cash flow availability, created significant strain on the Company’s cash flow, ability to invest in new business opportunities, operate efficiently, and maximize employee morale. The Company has reached agreements with its lenders to defer principal and interest payments throughout the fiscal year to improve cash flow and enhance its ability to grow.

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

Income Taxes

The Company accounts for income taxes in accordance with ASC 740-10, “Income Taxes,” which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end based on enacted tax laws and statutory tax rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The provision for income taxes represents the tax payable for the period and the change during the period in deferred tax assets and liabilities.

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

Results of Operations

		UNAUDITED
	12 Months	12 Months
	Ended	Ended
	31-Aug-15	31-Aug-14

REVENUES	8,064,245	7,785,198

OPERATING EXPENSES
Direct cost of services	4,891,372	3,828,567
Personnel	2,939,049	4,446,260
Selling, general and administrative	3,553,421	3,875,065
Stock Based Compensation	1,658,149

TOTAL OPERATING EXPENSES	13,041,991	12,149,892

INCOME (LOSS) FROM OPERATIONS	(4,997,746)	(4,364,694)

OTHER INCOME (EXPENSE)
Interest expense	(4,687,542)	(1,307,969)
Change in value of derivatives	(112,735)	(40,082)
Miscellaneous income (expense), net	(63,888)	(3,708,038)

TOTAL OTHER INCOME (EXPENSE)	(4,864,165)	(5,056,089)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9,841,911)	(9,420,783)

Provision for (benefit from) income taxes		-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,841,911)	(9,420,783)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-

NET INCOME (LOSS)	(9,841,911)	(9,420,783)

Net income (loss) attributable to noncontrolling interests	-	-

Net income (loss) attributable to PCS Link, Inc. common stockholders	$(9,841,911)	$(9,420,783)

Revenues : Revenues increased $279,047, or 3.6%, during the period ended August 31, 2015, primarily due to addition of new accounts.

Direct Cost of Services : Direct cost of services increased $1,062,805, or 27.8%, during the period ended August 31, 2015, primarily due to the timing and cost of reducing the labor force in relation to fluctuations in revenue.

Personnel : Personnel costs decreased $1,507,211, or 33.9%, during the period ended August 31, 2015, primarily due to a reduction in the number of employees and elimination of duplicative management during 2015.

Selling, General and Administrative : Selling, general and administrative expenses decreased $321,644, or 8.0%, during the period ended August 31, 2015, primarily due to a reduction in overhead costs.

Other Income (Expense): Other expense increased $191,924, or 3.8%, during the period ended August 31, 2015, due primarily to increased interest expense in 2015.

Income (Loss) From Continuing Operations : As a result of the aforementioned items, we experienced a net loss of $9,841,911 from continuing operations during the period ended August 31, 2015, compared with a net loss from continuing operations of $9,420,783 during the period ended August 31, 2013, an increase of $421,128, or 4.5%.

Liquidity and Capital Resources

Working Capital

	12 Months Ended	8 Months Ended
	31-Aug-15	31-Aug-14
Total Current Assets	968,511	1,748,902
Total Current Liabilities	9,797,027	6,832,168
Working Capital Deficit	-8,828,516	-5,083,266

The decrease in working capital was due to the funding of on-going operations.

Cash Flows

We experienced a net loss of $9,841,911 from continuing operations during the period ended August 31, 2015. Historically, we have financed our operations from cash generated through operating activities and proceeds from debt instruments. We intend to return to profitability in the future, however, we will require additional capital funding until such time.

The following is a summary of the Company’s cash flows provided by operating, investing and financing activities for the twelve months ended August 31, 2015 and eight months ended August 31, 2014.

	12 Months Ended	8 Months Ended
	31-Aug-15	31-Aug-14
Net Cash used by Operating Activities	-3,363,812	-3,413,521
Net Cash provided by Financing Activities	3,217,428	3,814,694

Net cash used in operating activities from continuing operations was $3,363,812 compared with net cash used by operating activities from continuing operations of $3,413,521 during the eight months ended August 31, 2014. The primary factor resulting in the change in cash provided by operating activities from continuing operations was the reduced costs which were somewhat offset by an increase in non-cash expenses related to Stock-Based Compensation.

Net cash provided by financing activities during 2015 amounted to $3,217,428 compared with net cash used in financing activities during 2014 of $3,814,694.

Debt of Companies

Opus Bank

In May 2014, the Company entered into a Credit Agreement and related term loan and line of credit with Opus Bank (“Opus”). Pursuant to the terms of the agreement, the Company issued a promissory note in the amount of $2,000,000, the proceeds of which were required to be used to finance repayment of the amounts owed to TCA. Monthly payments of principal and interest are required through the maturity date in May 2017. The amounts owed to Colgan Financial Group (“CFG”) and California United Bank (“CUB”) are subordinated to amounts owed to Opus under the Credit Agreement and related debt facilities. Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Second Amendment was designed to provide the Company with increased cash and credit availability as the Company seeks to expand and raise additional equity for working capital purposes. Under the terms of the Second Amendment, the Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. The line of credit is for a maximum amount of $3,000,000. Payments of interest only will be due monthly with the unpaid balance due, in full, on the maturity date in January 2016.

As of August 31, 2015, the balance outstanding on the term loan and line of credit amounted to $1,562,616 and $2,058,560, respectively. At August 31, 2015, amounts owed pursuant to the Credit Agreement bear interest at a rate of 5.75% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the year ended August 31, 2015, the Company recognized $26,094 of amortization related to this discount, leaving a balance of $45,664 at August 31, 2015.

As of August 31, 2015, the Company was not in compliance with the covenants of the Credit Agreement with Opus. In connection with the Third Amendment, Waiver and Ratification dated September 15, 2015, Opus has agreed to waive the covenant defaults through August 31, 2015 and extend the maturity date to April 15, 2016.

California United Bank

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

In May 2014, the Company and CUB amended the promissory note of $1,250,000 to extend the maturity date to the earlier of i) October 2014 or ii) the completion of specified debt / equity funding. CUB also agreed to subordinate its security interest to another lender if certain criteria were met. In December 2014, the Company entered into a Change in Terms Agreement with CUB which included an extension of the maturity date of the facility to April 30, 2015 and an adjustment of the interest rate to five percent (5%) in excess of the Prime Rate.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company and extended the maturity date of the facility to January 1, 2016.

As of August 31, 2015, the balance remaining is $906,975.

Colgan Financial Group, Inc.

In December 2014, in consideration for funds in the amount of $500,000 received by Greenwood Hall, Inc. from Colgan Financial Group, Inc. (“CFG”) and Robert Logan (“Logan,” and together with CFG, the “Holder”), the Company executed a secured convertible promissory note. The note bears interest at 12% per year, the interest of which is payable monthly. This is a 3 year note and is secured by substantially all assets of the Company. This note is subordinate to the notes held by Opus and CUB.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company.

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $323,000 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the year ended August 31, 2015 amounted to approximately $81,000.

Redwood Fund, LP

In March 2015, the Company entered into a Convertible Note with Redwood Fund, LP (“ Redwood ”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this note, the Company recorded an aggregate note discount of $177,647, which was amortized to interest expense during the year ended August 31, 2015. On August 18, 2015, Redwood as part of an additional investment, elected to exercise its existing conversion rights under its March 2015 convertible promissory note and warrant under revised terms which resulted in an issuance of 3,359,775 additional shares of Common Stock to Redwood. In connection with the revision of terms, which related to reducing the exercise price of warrants and the conversion price of the note, the Company recognized a charge to interest expense of $2,346,461 during the year ended August 31, 2015.

On August 14, 2015, the Company entered into a one-year $588,236 Convertible Note with Redwood. In conjunction with the Note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to $588,236 associated with the measurement of the warrants and conversion issued therewith. In addition to this note and the Warrant, at the Closing, the Company issued 200,000 shares of common stock to Redwood, which were measured at the closing price on the date of issuance. The aggregate value of the shares, warrants and conversion feature exceeded the face value of the note. As a result, the Company recognized a charge to interest expense in the amount of $1,165,202 on the date of issuance related to such excess value. During the year ended August 31, 2015, the Company recognized approximately $25,000 of amortization of note discount.

Lincoln Park Capital Fund, LLP

In April 2015, the Company entered into a Convertible Note with Lincoln Park Capital Fund, LLP (“Lincoln Park”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this debt, the Company recorded a note discount equal to approximately $215,000 associated with the measurement of the warrants and conversion feature issued therewith. During the year ended August 31, 2015, the Company recognized approximately $70,000 of amortization of note discount.

On August 21, 2015, the Company entered into a one-year $295,000 Convertible Note with Lincoln Park. In conjunction with the Note, the Company issued Lincoln Park warrants that are exercisable for 400,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to approximately $247,000 associated with the measurement of the warrants and conversion issued therewith. During the year ended August 31, 2015, the Company recognized approximately $3,000 of amortization of note discount.

TCA Global Credit Master Fund, LP

During 2013, the Company entered into a Credit Agreement with TCA Global Credit Master Fund, LP (“TCA”). Pursuant to the Credit Agreement, the Company was granted an initial revolving credit facility of $1,500,000, which was subsequently increased to $1,850,000 later in 2013, and may be increased up to $7,000,000 upon (i) the written request of the Company and (ii) approval by TCA.

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

Amounts outstanding under the Second Amendment to Credit Agreement bore interest at 15% per annum and are payable in monthly payments of principal and interest commencing in March 2014, with the final payment due in October 2014, and share first priority with CUB on a pari passu basis.

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

Colgan Financial Group, Inc.

During 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“CFG”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. This note is subordinate to the notes held by CUB. In July 2014, a payment of $144,000 was made in connection with an equity funding. In April 2015, the Company received an additional $200,000 in funding under this agreement.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. In connection therewith, the Company entered into Amendment No. 4 to the Loan and Security Agreement with CFG. Pursuant to the 4th amendment, the Company consolidated two of the notes outstanding to CFG (the December 2013 promissory note and the $200,000 promissory note issued in February 2015). The balance of the amended note on the date of amendment no. 4 was $688,120. Amendment No. 4 provided CFG with the ability to convert the note, at its option, at a conversion price equal to the lesser of i) 85% of the weighted average price per share of the Company’s common stock as reported by the exchange or over the counter market for the ten (10) trading days prior to the date of the notice of conversion or ii) $1.50. The conversion feature is accounted for as a derivative liability in accordance with ASC 815. On the grant date, the conversion feature was valued at approximately $188,000, which was recorded as a note discount. During the year ended August 31, 2015, amortization of the note discount amounted to approximately $70,000. As of August 31, 2015, the balance remaining is $766,680 including accrued interest. The note maturity was extended to April 2016 pursuant to an amendment to the note that became effective in September 2015.

During the eight months ended August 31, 2014, the Company issued two convertible promissory notes to CFG, one in the amount of $175,000 and one in the amount of $200,000. In connection with these two convertible promissory notes, the Company issued 198,409 shares of common stock valued at $186,270 (the estimated fair value of the shares on the issuance date), which was recorded as interest expense during the eight months ended August 31, 2014. In addition, the Company incurred an aggregate of $80,000 in fixed loan fees / interest expense. The notes were paid in full during the eight months ended August 31, 2014.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Greenwood Hall, Inc.

We have audited the accompanying consolidated balance sheets of Greenwood Hall, Inc. and Subsidiaries as of August 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year ended August 31, 2015, the eight months ended August 31, 2014 and the year ended December 31, 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Greenwood Hall, Inc. and Subsidiaries at August 31, 2014 and August 31, 2015, and the consolidated results of their operations and their cash flows for the year ended August 31, 2015, the eight months ended August 31, 2014 and the year ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in note 1 to the consolidated financial statements, the Company has an accumulated deficit, a working capital deficit, and has generated substantial losses during 2015 and 2014. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

December 14, 2015

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2015 AND AUGUST 31, 2014

ASSETS

	2015	2014
CURRENT ASSETS
Cash and cash equivalents	$211,725	$367,286
Accounts receivable, net	594,035	1,039,065
Prepaid expenses and other current assets	125,891	305,691
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	968,511	1,748,902

PROPERTY AND EQUIPMENT, net	142,872	211,525

OTHER ASSETS
Deposits and other assets	75,034	57,659

TOTAL OTHER ASSETS	75,034	57,659

TOTAL ASSETS	$1,186,417	$2,018,086

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,332,057	$835,423
Accrued expenses	634,780	284,362
Accrued payroll and related expenses	441,279	411,280
Deferred revenue	11,100	1,102,500
Accrued interest	251,751	35,773
Due to shareholders / officer	169,970	155,476
Notes payable, net of discount of $1,363,242 and $71,758, respectively	2,955,240	2,053,134
Line of Credit	2,000,000	1,500,000
Derivative liability	1,664,993	118,363
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	9,797,027	6,832,168

Notes payable, non-current	552,329	1,297,988

TOTAL LIABILITIES	10,349,356	8,130,156

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 47, 943,273 and 38,536,450 shares issued and outstanding, respectively	47,943	38,536

Additional paid-in capital	9,934,174	3,149,711
Accumulated deficit	(19,142,228)	(9,300,317)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,162,939)	(6,112,070)

Noncontrolling interest	—	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(9,162,939)	(6,112,070)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,186,417	$2,018,086

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEAR ENDED AUGUST 31, 2015, EIGHT MONTHS ENDED AUGUST 31, 2014 AND

THE YEAR ENDED DECEMBER 31, 2013

	2015	2014	2013

REVENUES	$8,064,245	$5,291,511	$11,215,586

OPERATING EXPENSES
Direct cost of services	4,891,372	2,596,795	3,635,679
Personnel	2,939,049	2,520,858	4,916,964
Selling, general and administrative	3,553,421	2,501,662	3,100,450
Equity-based expense	1,658,149	—	—

TOTAL OPERATING EXPENSES	13,041,991	7,619,315	11,653,093

INCOME (LOSS) FROM OPERATIONS	(4,977,746)	(2,327,804)	(437,507)

OTHER INCOME (EXPENSE)
Interest expense	(4,687,542)	(1,158,665)	(379,987)
Change in value of derivatives	(112,735)	(40,082)	—
Miscellaneous income (expense), net	(63,888)	—	(24,027)

TOTAL OTHER INCOME (EXPENSE)	(4,864,165)	(1,198,747)	(404,014)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(9,841,911)	(3,526,551)	(841,521)

Provision for (benefit from) income taxes	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(9,841,911)	(3,526,551)	(841,521)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	—	(2,079,729)

NET INCOME (LOSS)	(9,841,911)	(3,526,551)	(2,921,250)

Net income (loss) attributable to noncontrolling interests	—	—	—

Net income (loss) attributable to PCS Link, Inc. common stockholders	$(9,841,911)	$(3,526,551)	$(2,921,250)

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc. common stockholders	$(0.24)	$(0.14)	$(0.03)
Income (loss) from discontinuing operations attributable to Greenwood Hall, Inc. common stockholders	—	—	(0.09)

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(0.24)	$(0.14)	$(0.12)

Weighted average common shares - basic and diluted	40,552,638	25,119,360	25,051,591

See report of independent registered public accounting firm
and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

					Total
					Greenwood Hall, Inc.
	Common Stock		Additional Paid- in	Accumulated	Stockholders’ Equity	Noncontrolling	Total Stockholders’
	Shares	Amount	Capital	Deficit	(Deficit)	Interest	Equity (Deficit)
Balance, December 31, 2012	25,051,591	$25,052	$(20,552)	$(2,852,516)	$(2,848,016)	$—	$(2,848,016)
Net loss	—	—	—	(2,921,250)	(2,921,250)	—	(2,921,250)
Balance, December 31, 2013	25,051,591	25,052	(20,552)	(5,773,766)	(5,769,266)	—	(5,769,266)
Recapitalization of Greenwood Hall, Inc.	10,250,000	10,250	(44,834)	—	(34,584)	—	(34,584)
Issuance of units (1 share and 1 warrant) for cash, net of fees	1,650,000	1,650	1,643,961	—	1,645,611	—	1,645,611
Conversion of debt into units (1 share and 1 warrant)	1,386,450	1,386	1,385,064	—	1,386,450	—	1,386,450
Issuance of stock with debt	198,409	198	186,072	—	186,270	—	186,270
Issuance of warrants with debt	—	—	78,281	—	78,281	—	78,281
Reclassification of warrants to liabilities	—	—	(78,281)	—	(78,281)	—	(78,281)
Net loss	—	—	—	(3,526,551)	(3,526,551)	—	(3,526,551)
Balance, August 31, 2014	38,536,450	$38,536	$3,149,711	$(9,300,317)	$(6,112,070)	$—	$(6,112,070)
Issuance of units (1 share and 1 warrant) for cash, net of fees	1,000,000	1,000	999,000	—	1,000,000	—	1,000,000
Issuance of shares for cash, net	250,000	250	238,195	—	238,445	—	238,445
Warrants issued for service	—	—	656,998	—	656,998	—	656,998
Conversion of notes payable	3,064,755	3,065	303,411	—	306,476	—	306,476
Issuance of warrants with debt	—	—	231,818	—	231,818	—	231,818
Shares issued for services	1,518,092	1,519	809,246	—	810,765	—	810,765
Stock-based compensation	—	—	190,386	—	190,386	—	190,386
Settlement of derivatives	—	—	27,925	—	27,925	—	27,925
Warrants exercised	545,000	545	4,905	—	5,450	—	5,450
Common stock and warrants issued with debt	200,000	200	976,148	—	976,348	—	976,348
Inducement to exercise warrants and convert debt	—	—	2,346,431	—	2,346,431	—	2,346,431
Net loss	—	—	—	(9,841,911)	(9,841,911)	—	(9,841,911)
Balance, August 31, 2015	45,114,297	$45,115	$9,934,174	$(19,142,228)	$(9,162,939)	$—	$(9,162,939)

See report of independent registered public accounting firm
and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEAR ENDED AUGUST 31, 2015, THE EIGHT MONTHS ENDED AUGUST 31, 2014 AND
THE YEAR ENDED DECEMBER 31, 2013

	2015	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,841,911)	$(3,526,551)	$(2,921,250)
Net (income) loss from discontinued operations	—	—	2,079,729
Net income (loss) from continuing operations	(9,841,911)	(3,526,551)	(841,521)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	3,957,214	491,210	31,583
Warrants issued for services	656,998	—	—
Stock-based compensation	190,386	—	—
Shares issued for services	810,764	—	—
Depreciation and amortization	63,888	14,819	63,836
Change in value of derivatives	112,735	40,082	—
Changes in operating assets and liabilities:
Accounts receivable	445,030	(37,292)	(296,855)
Prepaid expenses and other current assets	179,800	(281,938)	(40,609)
Deposits and other assets	(17,375)
Accounts payable	500,573	(777,831)	532,157
Accrued expenses	350,417	(77,764)	226,284
Accrued payroll and related	29,999	(201,025)	82,099
Deferred revenue	(1,091,400)	924,519	(314,343)
Accrued interest	227,456	46,790	218,260
Advances from officers, net	61,614	(28,540)	67,761
Net cash provided by (used in) operating activities of continuing operations	(3,363,812)	(3,413,521)	(271,348)
Net cash provided by (used in) operating activities of discontinued operations	—	—	(1,826,422)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(3,363,812)	(3,413,521)	(2,097,770)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(9,177)	(159,746)	—
Net cash used in investing activities of continuing operations	(9,177)	(159,746)	—
Net cash used in investing activities of discontinued operations	—	—	—

NET CASH USED IN INVESTING ACTIVITIES	(9,177)	(159,746)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	2,439,250	5,711,110	3,573,650
Payments on notes payable	(465,717)	(3,519,027)	(1,432,862)
Repurchase of common stock	—	(23,000)	(52,000)
Proceeds from the sale of stock	1,243,895	—	—
Proceeds from the sale of units	—	1,645,611	—
Net cash provided by (used in) financing activities of continuing operations	3,217,428	3,814,694	2,088,788
Net cash provided by (used in) financing activities of discontinued operations	—	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	3,217,428	3,814,694	2,088,788

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	(155,561)	241,427	1,817,440
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	—	—	(1,826,422)
NET INCREASE (DECREASE) IN CASH	(155,561)	241,427	(8,982)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	367,286	125,859	134,841

CASH AND CASH EQUIVALENTS, END OF PERIOD	$211,725	$367,286	$125,859

Supplemental disclosures:
Interest paid in cash	$297,009	$1,156,066	$354,556
Income taxes paid in cash	$—	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$306,476	$1,386,450	$—

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, optimize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 157 employees and has served more than 40 education clients and over 70 degree programs.

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

The presentation of the consolidated statements of stockholders’ deficit reflects the historical stockholders’ deficit of PCS Link through July 23, 2014. The effect of the issuance of shares of Divio common stock in connection with the Merger and the inclusion of Divio’s outstanding shares of common stock at the time of the Merger on July 23, 2014 is reflected during the eight months ended August 31, 2014.

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of August 31, 2015 and has incurred a loss from operations during 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from shareholders. During the year ended August 31, 2015, the Company received approximately $3.2 million in net proceeds from financing activities.

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

Revenue Recognition

The Company’s contracts are typically structured into two categories, (i) fixed-fee service contracts that span a period of time, often in excess of one year, and (ii) service contracts at agreed-upon rates based on the volume of service provided. Some of the Company’s service contracts are subject to guaranteed minimum amounts of service volume.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. During 2013, the Company had no instruments that could potentially dilute the number of common shares outstanding. Warrants to purchase common stock were excluded from the computation of diluted shares during the year ended and 8 months ended August 31, 2015 and 2014, respectively, as their effect is anti-dilutive.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $137,553, $48,349 and $920,830 for the year ended August 31, 2015, the eight months ended August 31, 2014, and the year ended December 31, 2013, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $190,386, $0 and $0 for the year ended August 31, 2015, the eight months ended August 31, 2014, and the year ended December 31, 2013, respectively. This expense is included in the condensed consolidated statements of operations as Equity-based expense.

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

During 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“CFG”) pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. This note is subordinate to the notes held by California United Bank (“CUB”). In July 2014, a paydown of $144,000 was made in connection with an equity funding. In April 2015, the Company received an additional $200,000 in funding under this agreement. On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). As part of the amendment dated April 13, 2015, CFG may convert its outstanding balance under this note at the lessor of 85% of the 10 day average trading price or $1.50.

In December 2014, the Company entered into a Secured Convertible Note with CFG and Robert Logan pursuant to which the Company issued a convertible promissory note of $500,000 and the right to purchase shares upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of (i) $1.50 per share or (ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the warrants and conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

In March 2015, the Company entered into a Convertible Note with Redwood Fund, LP (“Redwood”) pursuant to which the Company issued a convertible promissory note of $295,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In August 2015, this note was converted into shares of common stock. In connection with the conversion, the liability associated with the conversion feature was measured at $27,925 on the conversion date and reclassified into stockholders’ equity.

In August 2015, the Company entered into a Convertible Note with Redwood pursuant to which the Company issued a convertible promissory note of $588,236 and the right to purchase shares upon the payment or conversion of the note principal. The conversion price (the “Conversion Price”) shall be subject to equitable adjustments for stock splits, stock dividends or rights offerings by the Company relating to the Company’s securities or the securities of any subsidiary of the Company, combinations, recapitalization, reclassifications, extraordinary distributions and similar events. Relative to the thirty (30) trading days immediately prior to a Notice of Conversion, the Conversion Price shall mean: (i) $0.50 if the Company’s common stock trading price during the term hereof, on its applicable exchange or principal marketplace, as may be the case from time to time, as such closing price is reported by The Wall Street Journal, closes above $1.00; or (ii) $0.35 if such closing price is below $1.00. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

In April 2015, the Company entered into a Convertible Note with Lincoln Park Capital Fund, LLP (“Lincoln Park”) pursuant to which the Company issued a convertible promissory note of $295,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

In August 2015, the Company entered into a Convertible Note with Lincoln Park pursuant to which the Company issued a convertible promissory note of $295,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

During the year ended August 31, 2015, the eight months ended August 31, 2014 and the year ended December 31, 2013, the Company recognized a change in value of the derivative liability of $112,735, $40,082 and $0, respectively.

Fair Value of Financial Instruments

The Company groups financial assets and financial liabilities measured at fair value into three levels of hierarchy in accordance with ASC 820-10, “Fair Value Measurements and Disclosure.” Assets and liabilities recorded at fair value in the accompanying balance sheet are categorized based upon the level of judgment associated with the inputs used to measure their fair value.

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

The following table summarizes fair value measurements at August 31, 2015 and 2014 for assets and liabilities measured at fair value on a recurring basis.

August 31, 2015

	Level 1	Level 2	Level 3
Derivative Liabilities	$—	$—	$1,664,993

August 31, 2014

	Level 1	Level 2	Level 3
Derivative Liabilities	$—	$—	$118,363

The assumptions used in valuing derivative instruments issued during the twelve months ended August 31, 2015 were as follows:

Risk free interest rate	0.38% - 1.54%
Expected life	0.65 – 5.75 Years
Dividend yield	None
Volatility	30% - 60%

The following is a reconciliation of the derivative liability related to these instruments for the twelve months ended August 31, 2015:

Value at December 31, 2013	$—
Issuance of instruments	78,281
Change in value	40,082
Net settlements	—
Value at August 31, 2014	$118,363
Issuance of instruments	1,461,820
Change in value	112,735
Net settlements	(27,925)
Value at August 31, 2015	$1,664,993

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

Effect of Recently Issued Accounting Standards

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (“ASU 2014-15”). ASU 2014-15 will explicitly require management to assess an entity’s ability to continue as a going concern, and to provide related footnote disclosure in certain circumstances. The new standard will be effective for all entities in the first annual period ending after December 15, 2016. Earlier adoption is permitted. We are currently evaluating the impact of the adoption of ASU 2014-15. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction-and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principles-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2016. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment amounted to $63,888, $14,819 and $60,836 for the year ended August 31, 2015, the eight months ended August 31, 2014, and the year ended December 31, 2013, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At August 31, 2015 and 2014, property and equipment consists of the following:

	August 2015	August 2014
Computer equipment	$553,255	567,196
Software and Equipment	39,400	39,400
Furniture & Fixtures	9,177	—
	601,832	606,596
Accumulated depreciation	(458,960)	(395,071)
Net property and equipment	$142,872	211,525

3. NOTES PAYABLE

Opus Bank:

On May 28, 2014, the Company entered into a Credit Agreement and related term loan and line of credit with Opus Bank (“Opus”). Pursuant to the terms of the agreement, the Company issued a promissory note in the amount of $2,000,000, the proceeds of which were required to be used to finance repayment of the amounts owed to TCA Global Credit Master Fund, LP. Monthly payments of principal and interest are required through the maturity date in May 2017. The amounts owed to Colgan Financial Group (“CFG”) and California United Bank (“CUB”) are subordinated to amounts owed to Opus under the Credit Agreement and related debt facilities. Amounts outstanding under the Credit Agreement are secured by substantially all assets of the Company.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Second Amendment was designed to provide the Company with increased cash and credit availability as the Company seeks to expand and raise additional equity for working capital purposes. Under the terms of the Second Amendment, the Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. The line of credit is for a maximum amount of $3,000,000. Payments of interest only will be due monthly with the unpaid balance due, in full, on the maturity date in January 2016.

As of August 31, 2015, the balance outstanding on the term loan and line of credit amounted to $1,562,616 and $2,058,560, respectively. At August 31, 2015, amounts owed pursuant to the Credit Agreement bear interest at a rate of 5.75% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the year ended August 31, 2015, the Company recognized $26,094 of amortization related to this discount, leaving a balance of $45,664 at August 31, 2015.

As of August 31, 2015, the Company was not in compliance with the covenants of the Credit Agreement with Opus. In connection with the Third Amendment, Waiver and Ratification dated September 15, 2015, Opus has agreed to waive the covenant defaults through August 31, 2015 and extend the maturity date to April 15, 2016.

California United Bank:

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

On May 22, 2014, the Company and CUB amended the promissory note of $1,250,000 to extend the maturity date to the earlier of i) October 31, 2014 or ii) the completion of specified debt / equity funding. CUB also agreed to subordinate its security interest to another lender if certain criteria were met. In December 2014, the Company entered into a Change in Terms Agreement with CUB which included an extension of the maturity date of the facility to April 30, 2015 and an adjustment of the interest rate to five percent (5%) in excess of the Prime Rate.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company and extended the maturity date of the facility to January 1, 2016.

As of August 31, 2015, the balance remaining is $906,975.

Colgan Financial Group, Inc.:

In December 2014, in consideration for funds in the amount of $500,000 received by Greenwood Hall, Inc. from Colgan Financial Group, Inc. (“CFG”) and Robert Logan (“Logan,” and together with CFG, the “Holder”), the Company executed a secured convertible promissory note. The note bears interest at 12% per year, the interest of which is payable monthly. This is a three (3) year note and is secured by substantially all assets of the Company. This note is subordinate to the notes held by Opus and CUB.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company.

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the ten (10) trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $323,000 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the year ended August 31, 2015 amounted to approximately $81,000.

Redwood Fund, LP:

On or about March 31, 2015, the Company entered into a Convertible Note with Redwood Fund, LP (“Redwood”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this note, the Company recorded an aggregate note discount of $177,647, which was amortized to interest expense during the year ended August 31, 2015. On August 18, 2015, Redwood as part of an additional investment, elected to exercise its existing conversion rights under its March 2015 convertible promissory note and warrant under revised terms which resulted in an issuance of 3,359,775 additional shares of Common Stock to Redwood. In connection with the revision of terms, which related to reducing the exercise price of warrants and the conversion price of the note, the Company recognized a charge to interest expense of $2,346,461 during the year ended August 31, 2015.

On August 14, 2015, the Company entered into a one-year $588,236 Convertible Note with Redwood. In conjunction with this note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to $588,236 associated with the measurement of the warrants and conversion issued therewith. In addition to this note and the Warrant, at the Closing, the Company issued 200,000 shares of common stock to Redwood, which were measured at the closing price on the date of issuance. The aggregate value of the shares, warrants and conversion feature exceeded the face value of the note. As a result, the Company recognized a charge to interest expense in the amount of $1,165,202 on the date of issuance related to such excess value. During the year ended August 31, 2015, the Company recognized approximately $25,000 of amortization of note discount.

Lincoln Park Capital Fund, LLP:

In April 2015, the Company entered into a Convertible Note with Lincoln Park Capital Fund, LLP (“Lincoln Park”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this debt, the Company recorded a note discount equal to approximately $215,000 associated with the measurement of the warrants and conversion feature issued therewith. During the year ended August 31, 2015, the Company recognized approximately $70,000 of amortization of note discount.

On August 21, 2015, the Company entered into a one-year $295,000 Convertible Note with Lincoln Park. In conjunction with this note, the Company issued Lincoln Park warrants that are exercisable for 400,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to approximately $247,000 associated with the measurement of the warrants and conversion issued therewith. During the year ended August 31, 2015, the Company recognized approximately $3,000 of amortization of note discount.

TCA Global Credit Master Fund, LP:

During 2013, the Company entered into a Credit Agreement with TCA Global Credit Master Fund, LP (“TCA”). Pursuant to the Credit Agreement, the Company was granted an initial revolving credit facility of $1,500,000, which was subsequently increased to $1,850,000 later in 2013, and may be increased up to $7,000,000 upon (i) the written request of the Company and (ii) approval by TCA.

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

Amounts outstanding under the Second Amendment to Credit Agreement bore interest at 15% per annum and are payable in monthly payments of principal and interest commencing in March 2014, with the final payment due in October 2014, and share first priority with CUB on a pari passu basis.

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

Colgan Financial Group, inc.:

During 2013, the Company entered into a Loan and Security Agreement with CFG pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one shareholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. This note is subordinate to the notes held by CUB. In July 2014, a payment of $144,000 was made in connection with an equity funding. In April 2015, the Company received an additional $200,000 in funding under this agreement.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. In connection therewith, the Company entered into Amendment No. 4 to the Loan and Security Agreement with CFG. Pursuant to the 4th amendment, the Company consolidated two of the notes outstanding to CFG (the December 2013 promissory note and the $200,000 promissory note issued in February 2015). The balance of the amended note on the date of Amendment No. 4 was $688,120. Amendment No. 4 provided CFG with the ability to convert the note, at its option, at a conversion price equal to the lesser of (i) 85% of the weighted average price per share of the Company’s common stock as reported by the exchange or over the counter market for the ten (10) trading days prior to the date of the notice of conversion or (ii) $1.50. The conversion feature is accounted for as a derivative liability in accordance with ASC 815. On the grant date, the conversion feature was valued at approximately $188,000, which was recorded as a note discount. During the year ended August 31, 2015, amortization of the note discount amounted to approximately $70,000. As of August 31, 2015, the balance remaining is $766,680 including accrued interest. The note maturity was extended to April 2016 pursuant to an amendment to the note that became effective in September 2015.

During the eight months ended August 31, 2014, the Company issued two (2) convertible promissory notes to CFG, one in the amount of $175,000 and one in the amount of $200,000. In connection with these two convertible promissory notes, the Company issued 198,409 shares of common stock valued at $186,270 (the estimated fair value of the shares on the issuance date), which was recorded as interest expense during the eight months ended August 31, 2014. In addition, the Company incurred an aggregate of $80,000 in fixed loan fees / interest expense. The notes were paid in full during the eight months ended August 31, 2014.

Promissory Note

In March 2014, the Company issued an unsecured promissory note in the amount of $1,350,000. The note bore interest at a rate of 10% per annum and was due in September 2014. This note and related accrued interest were converted to units, comprised of one share of common stock and one warrant at an exercise price of $1.30, in July of 2014 (refer to Note 5 for further discussion).

The Company also finances the purchases of small equipment. The amount of such notes is not significant at August 31, 2015. The following is a schedule, by year, of future minimum principal payments required under notes payable as of August 31, 2015:

Years Ending August 31,
2016	$6,318,482
2017	$552,329
2018
2019	—
Total	6,870,811
Note discount	(1,363,242)
$5,507,645

4. RELATED PARTY TRANSACTIONS

One of the Company’s customers, MarkeTouch Media, Inc. (“MarkeTouch”), held a 7.5% interest in our common stock during 2013. As of August 31, 2015 and 2014, the Company owed $0 and $14,333, respectively, relating to a share repurchase obligation, which was recorded in accrued expenses. On June 9, 2015, MarkeTouch Media and Greenwood Hall came to a settlement whereby MarkeTouch Media does not own any stock or equity or other ownership right in Greenwood Hall or PCS Link in exchange for Service credits of $174,000 for use towards any monthly or other payment owed for services to Greenwood Hall for services performed between June 1, 2015 and May 31, 2018 but not to exceed $10,000 credit any one given month.

5.	STOCKHOLDERS’ EQUITY

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of common stock, par value $0.001.

Common Stock

Pursuant to an agreement between the Company and MarkeTouch, the Company is repurchasing the shares held by MarkeTouch. This agreement was settled per an agreement dated June 9, 2015. MarkeTouch relinquished all equity and ownership rights in exchange for service credits up to $174,000 to be used over a designated period with certain monthly limits.

In July 2014, the Company sold 3,036,450 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit. As a result, the Company raised $1,645,611 net of fees and converted $1,386,450 of debt and accrued interest. The warrants have an exercise price of $1.30 per share and expire 24 months from the date of closing of the Merger.

In September 2014, the Company sold 1,000,000 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit, for total proceeds of $1,000,000. The warrants have an exercise price of $1.30 per share and expire twenty-four (24) months from the date of issuance.

In January 2015, the Company sold 250,000 units, comprised of one share of common stock and one warrant to purchase common stock, at a price of $1.00 per unit, for total proceeds of $250,000. The Company incurred $11,555 of fees associated with this raise, which are presented net of the proceeds. The warrants have an exercise price of $1.30 per share and expire twenty-four (24) months from the date of issuance.

During the year ended August 31, 2015, the Company issued 545,000 shares of common stock in connection with the exercise of warrants. This resulted in total proceeds of $5,450.

As more fully discussed in Note 4, the Company issued 200,000 shares as a debt kicker. The shares were measured at their issuance date fair value of $170,000 and were considered in the measurement of the note discount on the date of issuance.

The Company issued 3,064,755 common shares associated with the conversion of debt and accrued interest totaling $306,476. In connection with the conversion of the promissory note and accrued interest totaling $306,476, the Company offered to the holder (Redwood), as an inducement to convert, a reduction of the conversion price of the note from $0.85 to $0.096 per share and a reduction of the exercise price of 295,000 warrants from $0.85 to $0.01 per share. As a result, the Company assessed the incremental cost associated with these inducements, which management estimated as approximately $2.34 million. The incremental cost associated with the inducement was expensed as interest immediately. Redwood elected to convert the note and exercise the warrants pursuant to these new terms.

Stock Issued for Services

In April 2015, the Company entered into a three (3) month agreement with a vendor for advisory and consulting services. For the year ended August 31, 2015, the vendor received 130,562 shares which were measured based on their grant-date fair value and recognized as an operating expense of $117,000.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 5,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of August 31, 2015, the members of the Board of Directors hold options to purchase 1,750,000 shares of common stock at exercise prices ranging from $0.01 to $0.75, which were granted prior to August 31, 2015.

Transactions in FY2015	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2014	1,080,050	0.01	9.15
Granted	1,050,000	0.61	9.55
Exercised	0
Cancelled/Forfeited	385,000	0.01	8.90
Outstanding, August 31, 2015	1,750,000	0.37	9.29
Exercisable, August 31, 2015	1,225,000	0.27	9.18

The fair value of the options granted during the year ended August 31, 2015 is estimated at approximately $210,000. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the fiscal year ended August 31, 2015: no dividends, expected volatility of 30%, risk free interest rate of 2.72%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.54 years at August 31, 2015. The exercise prices for the options outstanding at August 31, 2015 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
700,000	$0.01	8.90	700,000	0.01	8.90
600,000	$0.50	9.53	300,000	0.50	9.53
450,000	$0.75	9.59	225,000	0.75	9.59
1,750,000	$0.37	9.29	1,225,000	$0.27	9.18

Warrants Issued for Services

During the period ended May 31, 2015, the Company issued 1,264,023 warrants to a consultant for services. The warrants are exercisable at $1.00 per share, have a term of 10 years, and were 100% vested upon issuance. The Company valued these warrants at $493,329 using the Black-Scholes model and the significant inputs to that model below. The Company recognized these warrants as an expense during the period ended February 28, 2015. In addition, these warrants include provisions that call for the issuance of an additional 1,264,023 warrants at substantially the same terms in the event of certain achievements by the consultant.

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

The assumptions used in valuing warrants issued for services during the twelve months ended August 31, 2015 were as follows:

Risk free interest rate	1.10%
Expected life	1.5 - 10 Years
Dividend yield	None
Volatility	60%

 Warrants Outstanding

Mr. Kyle Murphy agreed to accept 250,000 warrants in exchange for previously agreed to stock-based compensation upon his resignation from the Company.

The following is a summary of warrants outstanding at August 31, 2015:

Exercise Price	Number of Warrants	Expiration Date
$1.30	375,000	May 2021
$1.00	1,264,023	Nov 2024
$0.01	100,000	Jul 2016
$1.00	295,000	Apr 2016
$1.00	400,000	Aug 2016
$0.50	1,176,473	Aug 2016

6.          CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the year ended August 31, 2015, one (1) customer, and three (3) specific projects with that customer, represented 32% of net revenues and for the eight months ended August 31, 2014 and year ended December 31, 2013, two (2) and one (1) customers represented 34% and 30% of net revenues, respectively. A decision by this customer to cease business relations with the Company may have a material adverse effect on the Company’s financial condition and results of operations.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at August 31, 2015 and August 31, 2014.

A reconciliation of the expected income tax (benefit) from continuing operations computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the year ended August 31, 2015, the eight months ended August 31, 2014 and the year ended December 31, 2013:

	2015	2014	2013
Income tax (benefit) computed at federal statutory tax rate	(34.00)%	(34.00)%	(34.00)%
State taxes, net of federal	(5.83)	(5.83)	(5.83)
Permanent differences	0.10	0.10	0.10
Change in valuation allowance	39.73	39.73	39.73
Effective income tax rate	—%	—%	—%

As of August 31, 2015, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

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

8.          COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the year ended August 31, 2015, the eight months ended August 31, 2014, and the year ended December 31, 2013 amounted to $562,910, $275,017 and $387,100, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of August 31, 2015:

Years Ending August 31,
2016	$576,899
2017	676,425
2018	694,857
2019	713,753
2020	716,767
Thereafter	1,642,397
$5,021,098

Employment Agreements

At August 31, 2015, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall (“Hall”), in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until 2016, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company. In October 2015, Hall, in his individual capacity, was dismissed from the litigation as a defendant upon a successful motion to dismiss him. At this time, he is no longer a defendant in the litigation. The lawsuit is in the midst of discovery, with all parties providing documents and taking depositions. The court has not yet scheduled a trial date, but has indicated that the case will be set for trial in the latter half of 2016. Given that he is no longer a defendant, it appears very likely that Hall will not experience a negative outcome of a judgment against him. Robin Hood reserves the right to appeal Hall’s dismissal from the case, but at this time, no Notice of Appeal has been filed.

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

9.          DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS was inactive during the periods ended August 31, 2015 and 2014.

10.          SUBSEQUENT EVENTS

On September 16, 2015, the Company closed a stock purchase agreement with Neil Rogers (“Rogers”) for an aggregate purchase price of $500,000 for a total of 500,000 shares of Common Stock. The Company agreed that $190,000 of the cash consideration is subject to the effectiveness of a registration statement for the issued shares.

On September 16, 2015, pursuant to the termination of a registration rights agreement between the Company, Rogers, and Byrne United S.A. (“Byrne”), the Company agreed to issue 625,000 shares of Common Stock to Rogers and 625,000 shares of Common Stock to Byrne. The Company made the above offerings to Byrne and Rogers in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act as Byrne and Rogers are non-U.S. persons (as that term is defined in Regulation S of the Securities Act).

On September 24, 2015, PCS Link, Inc. dba Greenwood & Hall (“PCS Link”), a subsidiary of the Company, the Company, and Opus agreed to terms for a Third Amendment, Waiver and Ratification agreement (“Opus Amendment”) amending the Amended and Restated Credit Agreement, as amended, between the parties dated as of July 18, 2014 (“Opus Credit Agreement”). The Opus Amendment amends the Opus Credit Agreement as follows:

•	Opus shall have no obligation to advance any further credit to PCS Link, either by way of overdraft coverage or advances on any loans currently outstanding.

•	The maturity date (“Maturity Date”) means the earlier of (i) April 15, 2016, (ii) the date on which the issuance of securities occurs resulting in aggregate proceeds not less than the outstanding debt owed Opus, or (iii) the date on which the sale of all of the capital stock or substantially all of the assets of PCS Link occurs.

•	By October 2, 2015, PCS Link will issue equity and/or unsecured debt resulting in aggregate gross proceeds not less than $1,250,000.

•	PCS Link shall have no further obligation to comply with the financial covenants.

•	PCS Link shall not be required to make any principal payments until the Maturity Date. All accrued principal, along with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date.

•	The outstanding balance of PCS Link shall accrue interest at the rate of 8% per annum beginning on August 1, 2015. PCS Link shall make such interest payments on a monthly basis commencing as of September 1, 2015.

•	Opus will receive 1,200,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision. Opus’s existing warrant with an issue date of July 18, 2014 shall be surrendered upon issuance of the 1,200,000 warrants.

The Company did not raised the required equity or unsecured debt and, as of December 14, 2015, has not cured this event of default.

In conjunction with the Opus Amendment, the following terms were agreed to with California United Bank and Colgan Financial Group.

California United Bank (“CUB”):

•	CUB will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 (the “Forbearance Period”) and extend the maturity of its facility to April 15, 2016.

•	CUB will receive during the Forbearance Period monthly interest payments of interest in full for the period starting September 1, 2015;

•	CUB shall be paid deferred interest due upon the Company raising $2,000,000 in working capital, but only if the Company has satisfied its obligations in accordance with Company's prepared cash projections.

•	CUB will receive a full payoff of all its outstanding principal, interest (including accrued and unpaid interest as of the date of this letter), fees, and expenses (including, but not limited to, Bank's outside counsel legal fees and costs) by April 15, 2016 or at the successful consummation of any public offering, strategic private investments, or take private scenario, whichever occurs first.

•	CUB will receive 523,587 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

Colgan Financial Group, Inc. (“CFG”):

•	CFG will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 and extend the maturity of its facility to April 15, 2016.

•	Payment obligation of quarterly interest payments due under the Note from the date hereof through the Forbearance Termination Date is modified so that (i) until Borrower has raised an additional $2,000,000 in working capital since August 12, 2015 and satisfied its obligations in accordance with its cash projections, interest shall continue to accrue in accordance with the Note, and upon completion of such additional capital raise, the amount of such accrued and unpaid interest shall be added to the principal amount of the Note as of the date of completion of such capital raise and shall accrue interest and be payable thereafter; and (ii) upon completion of such capital raise, interest shall continue to accrue thereafter and be payable at fifty percent (50%) of the amount of interest due among all Notes with lender shall not exceed in the aggregate eleven thousand one-hundred seventy-six and 50/100 dollars ($11,176.50) per month, and the remaining unpaid balance of such accrued interest shall be paid in full on the Opus Maturity Date

•	CFG will receive 20,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

•	The conversion price for Eighty Thousand Dollars ($80,000) of the outstanding principal will be Ten Cents ($.10) per share

On November 6, 2015 the Company issued an unsecured promissory note in the amount of $125,000. The note bears interest at a rate of 10% per annum and is due May 1, 2016.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9B. OTHER INFORMATION

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified or until their death, resignation or removal. Our board of directors is to elect annually our officers at its first board meeting held after each annual meeting of stockholders or as soon thereafter as conveniently may be possible. Our officers hold office until their successors have been elected and qualified, or until their death, resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of December 4, 2015:

Name	Age	Position	Term Length
John Hall	40	Chief Executive Officer	5 years
		Chairman of the Board Secretary and Treasurer	1 year 1 year

Tina J. Gentile	45	Interim Chief Financial Officer	1 year

Frederic T. Boyer	71	Director	1 year

Lyle M. Green	44	Director	1 year

Jonathan Newcomb	69	Director	1 year

Mike Sims	69	Director	1 year

Matt Toledo	52	Director	1 year

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

Frederic T. Boyer, Director

Frederic T. Boyer is nominated to be a director of the Company. Mr. Boyer is a seasoned strategic and operational chief financial officer and independent director with diversified domestic and international experience in building value for privately held and publicly-traded companies in growth and turnaround situations. Mr. Boyer brings to Greenwood Hall diversified industry experience in high technology, entertainment, telecommunications, manufacturing, software, consumer products, publishing, data and digital storage, power electronics, networking and fiber optics. In his leadership roles, he has raised more than $200 million in capital through public offerings, private equity, bank, lease and strategic partner financings. Mr. Boyer currently serves on the board of directors and as treasurer and chairman of the finance and audit committee of C5 Youth Foundation of Southern California, a five-year youth leadership development program for high-potential, at-risk youth. Most recently, Mr. Boyer was chief financial officer of enterprise software provider Condusiv Technologies Corporation from 2013 to 2014. From 2011 to 2012 he was CFO of Spanish language radio and television broadcaster Liberman Broadcasting, Inc. Earlier, he worked with Data Direct Networks to direct the company’s financial turnaround, serving as CFO from 2009 to 2011. Prior to that, he was CFO and corporate secretary of Nasdaq-listed Optical Communications Products, Inc. from 2006 until the company’s premium priced acquisition by Oplink in 2008. From 2002 to 2006 Mr. Boyer was CFO of Nasdaq-listed Qualstar Corporation, a manufacturer of automated electronic data storage solutions and power supplies, and earlier, he was CFO and corporate secretary of Nasdaq-listed Accelerated Networks, Inc., joining the company in its pre-revenue and pre-IPO beginning through its successful merger with Occam Networks in 2001. Earlier in his career, Mr. Boyer held progressive financial and operational positions with Software Dynamics, Incorporated (sold to SI Corp.); ADC Telecommunications, Inc.; CBS, Inc.; Raytheon Company; and Beatrice Foods. Various positions held were chief financial officer, vice president of finance and administration, and controller. Mr. Boyer’s professional affiliations include active membership in Financial Executives International and National Association of Corporate Directors (NACD), and previous independent board positions with GF Acquisition Corporation and WISE & Healthy Aging. Mr. Boyer is a certified Director of UCLA’s Public Company Training and Certification Program. Mr. Boyer holds an MBA from Loyola Marymount University and BS degrees from California State University Los Angeles and California State Polytechnic University. The Company believes that Mr. Boyer’s experience in finance and accounting makes him well qualified to serve as a member of the Company’s Board of Directors.

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

Mr. Sims has served as Executive Officer, Corporate & External Relations for the Graziadio School of Business and Management at Pepperdine University from 2001 to 2014. During that time he has been responsible for market strategy, communications, public relations, MBA recruitment, alumni relations, career support services, advancement (fundraising), the Graziadio School Board of Visitors, Dean’s Executive Leadership Series, the Annual Los Angeles Economic Forecast, Senior Fellows in Entrepreneurship, the 15X Project (Early X Foundation) and aiding in the development of the national Private Capital Markets Project. Prior to joining Pepperdine University, Mr. Sims was a member of the senior management team at Imperial Bank serving as the Senior Vice President in charge of marketing for the $8 billion commercial bank that merged with Comerica in 2000. Mr. Sims also co-founded and co-owned Siena Publishing Inc., a boutique publishing, marketing and sales company from 1992 to 2014. Additionally, he serves as co-founder, chairman of the board and chief executive officer of the Early X Foundation, an Intellectual Property monetization and education organization.

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

Mr. Sims has served as a member of several boards of directors. He has served as Chairman of the Board of Ramona’s Mexican Food Company, and as a director on the Hollywood Revitalization Committee, the Burbank/Hollywood/Glendale Airport Advisory Committee, Pan American Bank, and the SoCal Tech Group. He is former Chairman of the National Veterans Association and is also a founder and board director of Champion Technology Company, Inc. a big data analytical software company.

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

Under Mr. Toledo’s direction, the Los Angeles Business Journal has been recognized as the best regional business journal in the country for its compelling coverage and quality journalism. In addition to leading the Business Journal for the past 20 years, Mr. Toledo is a passionate civic leader; serving on numerous boards as a director and advisor. Mr. Toledo has served as a member of several boards of directors. He has served as Chairman of Los Angeles County Economic Development Corporation and the Alliance of Area Business Publications. He has served as a director for United Way of Greater LA, Junior Achievement and the Los Angeles Police Foundation. He is a former member of the Board of Visitors of Pepperdine University’s George L. Graziadio School of Business and Management. The Company believes that Mr. Toledo’s extensive experience in executive leadership positions, his extensive involvement in publishing and his experience as a director of several successful companies makes him well qualified to be a member of the Company’s board of directors.

Board of Directors and Corporate Governance

Our board of directors currently consists of six (6) members. As of the filing date, John Hall, Frederic T. Boyer, Lyle M. Green, Jonathan Newcomb, Mike Sims and Matt Toledo have been appointed as directors of the Company.

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

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table for Greenwood Hall

Name and Principal Position	Year	Salary	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Deferred Compensation ($)	All Other Compensation ($)	Total Compensation ($)
John Hall	2014	$325,000	75,000
Chairman, Chief Executive Officer

Brett Johnson	2014	$151,673
President

Kyle C. Murphy	2014	$85,183
Chief Operating Officer

Dave Ruderman	2014	$150,000
Chief Marketing Officer

The following table summarizes the compensation that Greenwood Hall (through its wholly owned subsidiary PCS Link) paid to its named executive officers during its fiscal year ending August 31, 2015.

Summary Compensation Table for Greenwood Hall

						Non-Equity
						Incentive
Name and				Stock	Option	Plan	Deferred	All Other	Total
Principal			Bonus	Awards	Awards	Compensation	Compensation	Compensation	Compensation
Position	Year	Salary	($)	($)	($)	($)	($)	($)	($)
John Hall	2015	$325,000	75,000					$62,038	$462,038
Chairman, Chief Executive Officer

Tina J. Gentile	2015	$133,585							$133,585
Chief Financial Officer

Josh Cage	2015	$180,000	$30,000					$3,498	$213,498
EVP, Operations

Dave Ruderman	2015	$161,154						$8,671	$169,825
EVP, Strategic Partnerships

Brett Johnson	2015	$268,000							$268,000
President

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

○	Base Salary: The Company’s base salaries are designed as a means to provide a fixed level of compensation in order to attract and retain talent. The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and the strength of our business.

○	Performance-Based Cash Awards: As part of the Company’s executive compensation program, the board intends to establish an annual performance-based cash award program for our executive officers and other key employees based upon individual performance and the Company’s performance. The award program will also be designed to reinforce the Company’s goals and then current strategic initiatives. The annual performance-based cash awards will be based on the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the compensation committee and our board of directors. Following the end of each fiscal year, the compensation committee will be responsible for determining the bonus amount payable to the executive officer based on the achievement of the Company’s performance and the individual performance metrics established for such executive.

○	Long-Term Equity Awards: Our board of directors believes that equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interest with those of our stockholders. We intend to grant annual equity awards to our executive officers under our 2014 Stock Option Plan. Our board of directors adopted and approved the following 2014 Stock Option Plan and intends to submit it for approval by our stockholders.

○	2014 Stock Option Plan: 5,000,000 shares of our common stock have been initially authorized and reserved for issuance under our 2014 Stock Plan as option awards. This reserve will automatically increase on January 1, 2015 and each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our board of directors. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2014 Stock Option Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2014 Stock Option Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2014 Stock Option Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2014 Stock Option Plan.

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

Compensation Committee

The Company has established a compensation committee which is comprised of independent directors and the Company’s Chairman and Chief Executive Officer. The compensation committee will have the responsibility for evaluating and authorizing the compensation payable to our executive officers, including our named executive officers. The board of directors may also hire a compensation consultant to advise the compensation committee on how to best compensate our executive officers and directors. Generally, a compensation consultant would provide us with competitive market data and analysis regarding the compensation elements proposed to be offered to our Company’s executive officers and directors, including base salary, cash incentives and equity incentives. The compensation committee will also take into account the votes of the Company’s shareholders with respect to the compensation for our executive officers, including our named executive officers.

Potential Payments upon Termination of Change in Control

There were no payments or benefits due to any of the Company’s named executive officers upon termination of their employment or a change in control of the Company as of the end of its fiscal year on August 31, 2015.

The following payments were due to PCS Link’s named executive officers upon termination of their employment or a change in control of PCS Link as of the end of its fiscal year on December 31, 2013:

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

“Good Reason” shall be defined as: (i) any material reduction in Dr. Hall’s duties that is inconsistent with Dr. Hall’s position as Chairman and Chief Executive Officer of Company or a change in Dr. Hall’s reporting relationship such that Dr. Hall no longer reports directly to the Board of Directors; (ii) Dr. Hall is no longer the Chairman and Chief Executive Officer of the Company; (iii) any reduction in Dr. Hall’s annual base salary, bonus compensation, or any other benefits/allowances granted by his employment agreement without Dr. Hall’s express written consent; (iv)material breach by the Company of any of its obligations under Dr. Hall’s employment agreement after providing the Company with written notice and an opportunity to cure within thirty (30) days; (v) a requirement by the Company or its board of directors that Dr. Hall relocate his principal office to a facility more than 50 miles from Dr. Hall’s principal office as of the date of the execution of employment agreement; (vi) the board of directors involve themselves in Dr. Hall’s day-to-day or usual business operations, or impair or impede the Chief Executive Officer’s sole authority over the hiring and firing of members of the Company’s employees or executives as well as entering into contracts with customers or vendors; (vii) direct Dr. Hall to do activities that are unlawful; and/or (viii) failure of the Company to pay Dr. Hall.

Grants of Plan-Based Awards

The Company did not grant any equity awards to our named executive officers during the fiscal years ended August 31, 2014 and August 31, 2015.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding equity awards owed to our named executive officers that were outstanding as of the end of our fiscal years ended August 31, 2014 and August 31, 2015. Each outstanding award relates to the employment agreement between the Company and John Hall and offer letters to other senior executives in the Company.

Director Compensation

No compensation was paid to any of the Company’s directors for the fiscal years ending on August 31, 2014 and August 31, 2015.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of August 31, 2015, regarding (i) each person known by Greenwood Hall to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of Greenwood Hall, and (iii) all officers and directors as a group.

Greenwood Hall

		Amount and Nature
		of
	Title of	Beneficial	Percentage
Name and Address	Class	Ownership	of Class
John Hall (1)
12424 Wilshire Boulevard
Suite 1030
Los Angeles, CA 90024	Common Stock	25,051,591	52.25%

All Officers and Directors as a group	Common Stock	25,051,591	52.25%

(1)	Executive Officer and/or Director

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

To the Company’s knowledge, no person who, during the fiscal year ended August 31, 2015, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating to the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Relationships and Related Party Transactions

Except as disclosed below, none of the following persons has any direct or indirect material interest in any transaction to which we are a party since our incorporation or in any proposed transaction to which we are proposed to be a party:

•	Any of our directors or officers;
•	Any proposed nominee for election as our director;
•	Any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to our Common Stock; or
•	Any relative or spouse of any of the foregoing persons, or any relative of such spouse, who lives in the same house as such person or who is a director or officer of any parent or subsidiary of our Company.

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

Set forth below is certain information concerning fees billed to us by Rose, Snyder & Jacobs LLP in respect of services provided for the twelve months ended August 31, 2015, eight months ended August 31, 2014 and the year ended December 31, 2013.

	2015	2014	2013
Audit fees	$123,750	$112,500	$50,000

Audit-related fees	-	-	-

Tax Fees	$23,100	14,200	-

All other fees	-	-	-

Total	$146,850	$126,700	$50,000

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

3.2	Bylaws of Greenwood Hall, Inc. (Nevada) (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.1	Office Lease Agreement, dated as of March 30, 2015, by and between Greenwood Hall, Inc. and AX Union Hills L.P. (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.2	Second Amendment, Waiver and Ratification, dated as of April 13, 2015, by and among, PCS Link, Inc. d/b/a Greenwood & Hall, as the borrower, Greenwood Hall, Inc., as the guarantor, and Opus Bank (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.3	Letter Agreement, dated as of April 13, 2015, by and between Opus Bank and California United Bank (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.4	Change in Terms Agreement, dated as of April 13, 2015, by and between PCS Link, Inc. and California United Bank (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.5	Consent, Waiver and Amendment No. 1 to Secured Promissory Note, dated as of April 13, 2015, by and between Greenwood Hall, Inc. and Colgan Financial Group, Inc. (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.6	Consent, Waiver and Amendment No. 4 to Secured Promissory Note, dated as of April 13, 2015, by and among PCS Link, Inc., Greenwood Hall, Inc., and Colgan Financial Group, Inc. (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.7	Amendment Number Ten to Business Loan Agreement, dated as of April 13, 2015, by and between PCS Link, Inc., dba Greenwood & Hall, and California United Bank (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.8	Form of Stock Option Award Agreement under the 2014 Stock Option Plan+ (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.12	Third Amendment, Waiver and Ratification, dated as of September 15, 2015, by and among, PCS Link, Inc. d/b/a Greenwood & Hall, as the borrower, Greenwood Hall, Inc., as the guarantor, and Opus Bank*
10.13	Change in Terms Agreement, dated as of September 15, 2015, by and between PCS Link, Inc. and California United Bank*
10.16	Amended and Restated Warrant dated as of December 14, 2015, issued by Greenwood Hall, Inc. to Opus Bank*
10.17	Warrant dated as of December 14, 2015, issued by Greenwood Hall, Inc. to California United Bank*
10.18	Registration Rights Agreement dated as of August 28, 2015, between Greenwood Hall, Inc. and the Holders of the Registrable Securities
31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
+	Designates management contracts and compensation plans.

(c)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on December 14, 2015 by the undersigned thereto.

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

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 14, 2015.

Signature	Title	Date

/s/ John Hall	Chief Executive Officer, and Director	December 14, 2015
John Hall	(Principal Executive Officer)

/s/ Tina J. Gentile	Interim Chief Financial Officer	December 14, 2015
Tina J. Gentile	(Principal Financial and Accounting Officer)

Director
Frederic T. Boyer

/s/ Mike Sims	Director	December 14, 2015
Mike Sims

/s/ Lyle Green	Director	December 14, 2015
Lyle Green

/s/ Matt Toledo	Director	December 14, 2015
Matt Toledo

/s/ Jonathan Newcomb	Director	December 14, 2015
Jonathan Newcomb

SIGNATURE PAGE TO GREENWOOD HALL, INC. 2015 ANNUAL REPORT ON FORM 10-K

