Form 10-Q
period 2015-11-30
GREENWOOD HALL, INC.
filed 2016-01-19
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2015

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

310-905-8300
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐		Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of November 30, 2015, there were 47,943,273 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended November 30, 2015 include all adjustments, consisting of normal recurring adjustments, necessary in order to ensure that the unaudited interim financial statements are not misleading.

GREENWOOD HALL, INC.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2015 AND AUGUST 31, 2015

	(Unaudited)
	November 30,	August 31,
	2015	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$30,328	$211,725
Accounts receivable, net	251,626	594,035
Prepaid expenses and other current assets	87,922	125,891
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	406,736	968,511

PROPERTY AND EQUIPMENT, net	126,693	142,872

OTHER ASSETS
Deposits and other assets	74,783	75,034

TOTAL OTHER ASSETS	74,783	75,034

TOTAL ASSETS	$608,212	$1,186,417

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,502,751	$1,332,057
Accrued expenses	789,133	634,780
Accrued payroll and related expenses	523,299	441,279
Deferred revenue	67,526	11,100
Accrued interest	346,659	251,751
Due to shareholders / officer	172,345	169,970
Notes payable, net of discount of $1,054,213 and $1,364,771, respectively	3,814,088	2,955,240
Line of Credit	2,000,000	2,000,000
Derivative liability	97,346	1,664,993
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	9,649,004	9,797,027

Notes payable, non-current	37,329	552,329

TOTAL LIABILITIES	9,686,333	10,349,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 47,943,273 and 45,114,297 shares issued and outstanding, respectively	47,944	45,115
Subscription Receivable	(190,000)
Additional paid-in capital	13,464,921	9,934,174
Accumulated deficit	(22,400,986)	(19,142,228)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,078,121)	(9,162,939)

Noncontrolling interest	-	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,078,121)	(9,162,939)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$608,212	$1,186,417

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND

THREE MONTHS ENDED NOVEMBER 30, 2014

UNAUDITED

	2015	2014

REVENUES	$1,290,001	$2,664,968

OPERATING EXPENSES
Direct cost of services	875,299	1,578,471
Personnel	691,468	858,960
Selling, general and administrative	1,026,477	769,449
Equity-based expense	88,184	-

TOTAL OPERATING EXPENSES	2,681,428	3,206,880

INCOME (LOSS) FROM OPERATIONS	(1,391,427)	(541,912)

OTHER INCOME (EXPENSE)
Interest expense	(2,052,792)	(109,528)
Change in value of derivatives	202,249	-
Miscellaneous income (expense), net	(16,788)	82,227

TOTAL OTHER INCOME (EXPENSE)	(1,867,331)	(27,301)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(3,258,758)	(569,213)

Provision for (benefit from) income taxes	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(3,258,758)	(569,213)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-

NET INCOME (LOSS)	(3,258,758)	(569,213)

Net income (loss) attributable to noncontrolling interests	-	-

Net income (loss) attributable to PCS Link, Inc. common stockholders	$(3,258,758)	$(569,213)

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc. common stockholders	$(0.07)	$(0.01)
Income (loss) from discontinuing operations attributable to Greenwood Hall, Inc. common stockholders	-	-

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(0.07)	$(0.01)

Weighted average common shares - basic and diluted	47,656,478	39,536,450

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2015 AND

THREE MONTHS ENDED NOVEMBER 30, 2104

UNAUDITED

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(3,258,758)	$(569,213)
Net (income) loss from discontinued operations	-	-
Net income (loss) from continuing operations	(3,258,758)	(569,213)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	335,559	6,523
Stock-based compensation	20,084	-
Shares issued for services	68,100	-
Shares issued for settlement	1,500,000	-
Depreciation and amortization	16,179	15,840
Change in value of derivatives	(202,249)	-
Changes in operating assets and liabilities:
Accounts receivable	342,410	439,804
Prepaid expenses and other current assets	37,969	196,660
Deposits and other assets	251	-
Accounts payable	169,157	(204,546)
Accrued expenses	154,353	20,177
Accrued payroll and related	82,020	16,653
Deferred revenue	56,426	(993,897)
Accrued interest	94,908	(14,848)
Advances from officers, net	2,375	(42,890)
Net cash provided by (used in) operating activities of continuing operations	(581,216)	(1,129,737)
Net cash provided by (used in) operating activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(581,216)	(1,129,737)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	100,000	-
Payments on notes payable	(10,181)	(192,750)
Proceeds from the sale of stock	310,000	-
Proceeds from the sale of units	-	1,000,000
Net cash provided by (used in) financing activities of continuing operations	399,819	807,250
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	399,819	807,250

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	(181,397)	(322,487)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH	(181,397)	(322,487)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,725	367,286

CASH AND CASH EQUIVALENTS, END OF PERIOD	$30,328	$44,799

Supplemental disclosures:
Interest paid in cash	$297,009	$117,853
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$80,000	$-

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Organization

Greenwood Hall is an education technology company. We provide technology-enabled solutions that enable public and private, not-for-profit colleges and universities to support student learning anywhere. Greenwood Hall does this by providing the services and technology that enable schools to revolutionize how they are able to manage the student lifecycle. Each one of our solutions are designed to help our education partners increase revenue, improve efficiencies, enhance student experience, and improve student outcomes. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 111 employees and has served more than 40 education clients and over 70 degree programs.

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of November 30, 2015 and has incurred a loss from operations during the first quarter of fiscal year 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from shareholders. During the quarter ended November 30, 2015, the Company received approximately $400,000 in net proceeds from financing activities.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Potential dilutive instruments including warrants, stock options, and shares issuable upon conversion of promissory notes, have been excluded from the computation of diluted shares as their effect is anti-dilutive during fiscal 2016 and 2015.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $12,833 and $29,685 for the three months ended November 30, 2015, and the three months ended November 30, 2014, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $20,084 and $0 for the three months ended November 30, 2015 and the three months ended November 30, 2014, respectively. This expense is included in the condensed consolidated statements of operations as Equity-based expense.

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

During the three months ended November 30, 2015 and the three months ended November 30, 2014, the Company recognized a change in value of the derivative liability of $202,249 and $0, respectively.

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

The following table summarizes fair value measurements at November 30, 2015 and 2014 for assets and liabilities measured at fair value on a recurring basis.

November 30, 2015

	Level 1	Level 2	Level 3
Derivative Liabilities	$—	$—	$97,346

August 31, 2015

	Level 1	Level 2	Level 3
Derivative Liabilities	$—	$—	$1,664,993

The assumptions used in valuing derivative instruments issued during the twelve months ended November 30, 2015 were as follows:

Risk free interest rate	0.51% - 1.65%
Expected life	0.38 – 5.50 Years
Dividend yield	None
Volatility	100%

The following is a reconciliation of the derivative liability related to these instruments for the three months ended November 30, 2015:

Value at August 31, 2015	$1,664,993
Issuance of instruments	0
Change in value	(202,249)
Net settlements	(1,365,398)
Value as of November 30, 2015	$97,346

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

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment amounted to $16,179 and $15,840 for the three months ended November, 2015 and the three months ended November 30, 2014, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At November 30, 2015 and August 31 2015, property and equipment consists of the following:

	November 2015	August 2015
Computer equipment	$553,255	553,255
Software and Equipment	39,400	39,400
Furniture & Fixtures	9,177	9,177
	601,832	601,832
Accumulated depreciation	(475,139)	(458,960)
Net property and equipment	$126,693	142,872

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

On September 24, 2015, PCS Link, Inc. dba Greenwood & Hall (“PCS Link”), a subsidiary of Greenwood Hall, Inc., the Company, and Opus Bank (“Opus”) agreed to terms for a Third Amendment, Waiver and Ratification agreement (“Opus Third Amendment”) amending the Amended and Restated Credit Agreement, as amended, between the parties dated as of July 18, 2014 (“Opus Credit Agreement”). The Opus Amendment amends the Opus Credit Agreement as follows:

•	Opus waived all prior covenant defaults.

•	Opus shall have no obligation to advance any further credit to PCS Link, either by way of overdraft coverage or advances on any loans currently outstanding.

•	The maturity date (“Maturity Date”) means the earlier of (i) April 15, 2016, (ii) the date on which the issuance of securities occurs resulting in aggregate proceeds not less than the outstanding debt owed Opus, or (iii) the date on which the sale of all of the capital stock or substantially all of the assets of PCS Link occurs.

•	By October 2, 2015, PCS Link will issue equity and/or unsecured debt resulting in aggregate gross proceeds not less than $1,250,000.

•	PCS Link shall have no further obligation to comply with the financial covenants.

•	PCS Link shall not be required to make any principal payments until the Maturity Date. All accrued principal, along with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date.

•	The outstanding balance of PCS Link shall accrue interest at the rate of 8% per annum beginning on August 1, 2015. PCS Link shall make such interest payments on a monthly basis commencing as of September 1, 2015.

•	Opus will receive 1,200,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision. Opus’s existing warrant with an issue date of July 18, 2014 shall be surrendered upon issuance of the 1,200,000 warrants.

As of November 30, 2015, the Company has not yet raised the required equity or unsecured debt and, as of January 19, 2016, is not in compliance with this requirement. No event of default has been formally declared by Opus Bank as of November 30, 2015.

As of November 30, 2015, the balance outstanding on the term loan and line of credit amounted to $1,562,280 and $2,058,115, respectively. At November 30, 2015, amounts owed pursuant to the Credit Agreement bear interest at a rate of 8.00% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the three months ended November 30, 2015, the Company recognized $6,523 of amortization related to this discount, leaving a balance of $39,140 at November 30, 2015.

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

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company and extended the maturity date of the facility to April 15, 2016.

In conjunction with the Opus Third Amendment dated September 24, 2015, the following terms were agreed to with California United Bank:

•	CUB will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 (the “ Forbearance Period ”) and extend the maturity of its facility to April 15, 2016.

•	CUB will receive during the Forbearance Period monthly interest payments of interest in full for the period starting September 1, 2015.

•	CUB shall be paid deferred interest due upon the Company raising $2,000,000 in working capital, but only if the Company has satisfied its obligations in accordance with Company’s prepared cash projections.

•	CUB will receive a full payoff of all its outstanding principal, interest (including accrued and unpaid interest as of the date of this letter), fees, and expenses (including, but not limited to, CUB’s outside counsel legal fees and costs) by April 15, 2016 or at the successful consummation of any public offering, strategic private investments, or take private scenario, whichever occurs first.

CUB will receive 523,587 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision

As of November 30, 2015, the balance remaining is $906,774.

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

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the ten (10) trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $323,000 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the three months ended November 30, 2015 amounted to approximately $81,000.

In conjunction with the Opus Third Amendment of September 25, 2015, the following terms were agreed to with Colgan Financial Group:

•	CFG will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 and extend the maturity of its facility to April 15, 2016.

•	Payment obligation of quarterly interest payments due under the Note from the date hereof through the Forbearance Termination Date is modified so that (i) until Borrower has raised an additional $2,000,000 in working capital since August 12, 2015 and satisfied its obligations in accordance with its cash projections, interest shall continue to accrue in accordance with the Note, and upon completion of such additional capital raise, the amount of such accrued and unpaid interest shall be added to the principal amount of the Note as of the date of completion of such capital raise and shall accrue interest and be payable thereafter; and (ii) upon completion of such capital raise, interest shall continue to accrue thereafter and be payable at fifty percent (50%) of the amount of interest due among all Notes with lender shall not exceed in the aggregate eleven thousand one-hundred seventy-six and 50/100 dollars ($11,176.50) per month, and the remaining unpaid balance of such accrued interest shall be paid in full on the Opus Maturity Date.

•	CFG will receive 20,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

•	The conversion price for Eighty Thousand Dollars ($80,000) of the outstanding principal will be Ten Cents ($0.10) per share.

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

On August 14, 2015, the Company entered into a one-year $588,236 Convertible Note with Redwood. In conjunction with this note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to $588,236 associated with the measurement of the warrants and conversion issued therewith. In addition to this note and the Warrant, at the Closing, the Company issued 200,000 shares of common stock to Redwood, which were measured at the closing price on the date of issuance. The aggregate value of the shares, warrants and conversion feature exceeded the face value of the note. As a result, the Company recognized a charge to interest expense in the amount of $1,165,202 on the date of issuance related to such excess value. During the three months ended November 30, 2015, the Company recognized approximately $147,059 of amortization of note discount.

On November 6, 2015, the Company entered into a six month $125,000 Promissory note with Redwood with an original issue discount of 20% or $25,000. Interest will accrue monthly at 10% annually and the note is unsecured. During the three months ended November 30, 2015, the Company recognized approximately $1,667 of amortization of note discount and $822 accrued interest.

Lincoln Park Capital Fund, LLP:

In April 2015, the Company entered into a Convertible Note with Lincoln Park Capital Fund, LLP (“Lincoln Park”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this debt, the Company recorded a note discount equal to approximately $215,000 associated with the measurement of the warrants and conversion feature issued therewith. During the three months ended November 30, 2015, the Company recognized approximately $70,000 of amortization of note discount.

On August 21, 2015, the Company entered into a one-year $295,000 Convertible Note with Lincoln Park. In conjunction with this note, the Company issued Lincoln Park warrants that are exercisable for 400,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to approximately $247,000 associated with the measurement of the warrants and conversion issued therewith. During the three months ended November 30, 2015, the Company recognized approximately $53,880 of amortization of note discount.

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

Promissory Note

The Company also finances the purchases of small equipment. The amount of such notes is not significant at November 30, 2015. The following is a schedule, by year, of future minimum principal payments required under notes payable as of November 30, 2015:

Years Ending August 31,
2016	$6,873,901
2017	$37,329
2018
2019	—
Total	6,905,630
Note discount	(1,054,213)
$5,851,417

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

On September 16, 2015, the Company closed a stock purchase agreement with Neil Rogers (“Rogers”) for an aggregate purchase price of $500,000 for a total of 500,000 shares of Common Stock. The Company agreed that $190,000 of the cash consideration is subject to the effectiveness of a registration statement for the issued shares. The use of proceeds was for general working capital purposes.

On September 16, 2015, pursuant to the termination of a registration rights agreement between the Company, Rogers, and Byrne United S.A. ("Byrne"), the Company agreed to issue 625,000 shares of Common Stock to Rogers and 625,000 shares of Common Stock to Byrne. The Company recognized an interest expense of $ 1,500,000 associated with this issuance.

The Company made the above offerings to Byrne and Rogers in an offshore transaction relying on Regulation S and/or Section 4(a)(2) of the Securities Act as Byrne and Rogers are non-U.S. persons (as that term is defined in Regulation S of the Securities Act).

On September 24, 2015, CFG converted $ 80,000 in debt at a price of $ 0.10 per share of Common Stock, pursuant to the Opus Third Amendment.

Stock Issued for Services

In April 2015, the Company entered into a three (3) month agreement with a vendor for advisory and consulting services. The agreement was extended into the Company’s current fiscal year. For the quarter that ended November 30, 2015, the vendor received 28,976 shares which were measured based on their grant-date fair value and recognized as an operating expense of $48,100.

In September 2015, the Company entered into a three (3) month agreement with a vendor for advisory and consulting services. For the quarter that ended November 30, 2015, the vendor received 250,000 shares which were measured based on their grant-date fair value and recognized as an operating expense of $20,000.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 5,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of November 30, 2015, the members of the Board of Directors hold options to purchase 1,750,000 shares of common stock at exercise prices ranging from $0.01 to $0.75, which were granted prior to August 31, 2015.

Transactions in Q1 2016	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2015	1,750,000	0.37	9.29
Granted	0	0
Exercised	0	0
Cancelled/Forfeited	0	0
Outstanding, November 30, 2015	1,750,000	0.37	9.04
Exercisable, November 30, 2015	1,750,000	0.37	9.04

The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: no dividends, expected volatility of 30%, risk free interest rate of 2.72%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.04 years at November 30, 2015. The exercise prices for the options outstanding at November 30, 2015 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
700,000	$0.01	8.65	700,000	0.01	8.65
600,000	$0.50	9.28	600,000	0.50	9.28
450,000	$0.75	9.34	225,000	0.75	9.34
1,750,000	$0.37	9.04	1,750,000	$0.37	9.04

Warrants Outstanding

The following is a summary of warrants outstanding at November 30, 2015:

Exercise Price	Number of Warrants	Expiration Date
$1.30	375,000	May 2021
$1.00	1,264,023	Nov 2024
$0.01	100,000	Jul 2016
$1.00	295,000	Apr 2016
$1.00	400,000	Aug 2016
$0.50	1,176,473	Aug 2016

6.          CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the three months ended November 30, 2015, four (4) customers represented 53% of net revenues and for the three months ended November 30, 2014 one (1) and two (2) projects represented 57% of net revenues, respectively. A decision by this customer to cease business relations with the Company may have a material adverse effect on the Company’s financial condition and results of operations.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at November 30, 2015.

As of November 30, 2015, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

8.          COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the three months ended November 30, 2015, the three months ended November 30, 2014, amounted to $184,111and $80,068, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of August 31, 2015:

Years Ending August 31,
2016	$576,899
2017	676,425
2018	694,857
2019	713,753
2020	716,767
Thereafter	1,642,397
$5,021,098

Employment Agreements

At November 30, 2015, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

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

10.          SUBSEQUENT EVENTS

On December 10, 2015, Seminole State College renewed its services agreement with the Company.

On December 12, 2015, the Company accepted the resignation of Brett Johnson, the Company’s President.

On December 22, 2015, the Company accepted the resignation of Tina Gentile, the Company’s Interim Chief Financial Officer.

On December 31, 2015, the Company issued an unsecured convertible promissory note in the amount of $275,000. The holder of the note has the option to convert the note at $ 0.40 per share of the Company’s common stock. The note bears an interest at a rate of 10% per annum and is due May 31, 2016.

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

Corporate Overview

Greenwood Hall is an education technology company. We provide technology-enabled solutions that enable public and private, not-for-profit colleges and universities to support student learning anywhere. Greenwood Hall does this by providing the services and technology that enable schools to revolutionize how they are able to manage the student lifecycle. Each one of our solutions are designed to help our education partners increase revenue, improve efficiencies, enhance student experience, and improve student outcomes. Since 2006, we have customized turnkey solutions that combine experienced strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 111 employees and has served more than 40 education clients and over 70 degree programs.

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

Our Services

Key components of our end-to-end student lifecycle management solution are:

Greenwood Hall solutions provide the infrastructure, technology, and execution schools need so they optimize how they acquire, serve, and retain students enabling schools to better focus on what they do best – delivering high quality academic programming.

Greenwood Hall technology-enabled solutions are segmented into three (3) distinct but often integrated elements:

Online Program Management: Turnkey solutions that help schools launch, grow, and support online learning enterprises including student acquisition/marketing, enrollment counseling/recruitment, on-going student advising/support, career placement, and the technology required to deliver eLearning content.

Student Services: Solutions that enable schools to rely on Greenwood Hall advisors to handle student financial aid, technical support, registration, career placement, and other support inquiries.

Retention & Reenagement: Solutions that seek to provide targeted advising, intervention and coaching to students at-risk of dropping out of their academic program or who have already left a program.

Subsequent Events

On December 10, 2015, Seminole State College renewed its services agreement with the Company.

On December 12, 2015, the Company accepted the resignation of Brett Johnson, the Company’s President.

On December 22, 2015, the Company accepted the resignation of Tina Gentile, the Company’s Interim Chief Financial Officer.

On December 31, 2015, the Company issued an unsecured convertible promissory note in the amount of $275,000. The holder of the note has the option to convert the note at $ 0.40 per share of the Company’s common stock. The note bears an interest at a rate of 10% per annum and is due May 31, 2016.

Restructuring

The Company instituted a major restructuring effort in early 2013. The purposes of the restructuring were to (a) prepare the Company so it could scale its growth significantly in coming years, (b) improved efficiencies, (c) enhance its management team and (d) shed unprofitable elements of its operations. The restructuring included major changes to the Company’s executive team, discontinuing major segments of the Company’s operations that were deemed unprofitable, and substantially enhancing the Company’s operations and IT infrastructure. The restructuring effort was costly in terms of reduced revenue, associated expenditures, and opportunity costs. While the restructuring was substantially complete by the end of 2014, the efforts had a negative impact on the Company’s financial performance in the 2014 and 2015 calendar years.

Going Concern

Our financial statements have been prepared on a going concern basis, we must raise additional capital to fund our operations in order to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of November 30, 2015 and incurred a loss from continuing operations during the first quarter. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

Rose, Snyder & Jacobs LLP, our independent registered public accounting firm for the fiscal year ended August 31, 2015, has indicated that our current liquidity position raises substantial doubt about our ability to continue as a going concern. See Note 1 to the financial statements appearing in this report for the three months ended November 30, 2015 related to the uncertainty of our ability to continue as a going concern. If we are unable to improve our liquidity position, we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by the existing anti-dilution protections in existing investor agreements. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the Three Months ended Nov 30, 2015 and Nov 30, 2014.

	Three Months	Three Months
	Ended	Ended
	Nov 30, 2015	Nov 30, 2014
Revenue	$1,290,001	$2,664,968
Cost of goods sold	875,299	1,578,471
Gross margin	414,702	1,086,497
General & Administrative	1,806,129	1,628,409
Expenses	1,867,331	27,301
Loss from operations	(3,258,758)	(569,213)
Income tax provision
NET INCOME (LOSS)	$(3,258,758)	(569,213)

Three Months Ended Nov 30, 2015 Compared to Three Months Ended Nov 30, 2014

Comparison of the Three Months Ended November 30, 2015 (Unaudited) to the Three Months Ended November 30, 2014 (Unaudited)

Revenues: Revenues decreased $1,374,967, or 51.6%, during the three months ended November 30, 2015, primarily due to the one-time nature of a significant portion of revenue that was not associated with the Company’s core higher education business that was booked during the same period in 2014. Recurring revenues from the Company’s core higher education business increased by 21% during three months ended November 30, 2015, compared to the same period in 2014, primarily due to the addition of new customer contracts in FY2015 and during the three months ended November 30, 2015.

Direct Cost of Services: Direct cost of services decreased $703,172, or 45%, during the three months ended November 30, 2015, primarily due to the decreased revenues and improvements in operating efficiencies for the same time period.

Personnel: Personnel costs decreased $167,942 or 19%, during the three months ended November 30, 2015, primarily due to a reduction in the number of employees.

Selling, General and Administrative: Selling, general and administrative expenses increased $305,128, or 40%, during the three months ended November 30, 2015, primarily due to a significant expansion of the Company’s sales and marketing activities including substantial expansion of the Company’s sales force as well transactional expenses associated with equity and debt transactions that took place during the period.

Other Income (Expense): Other expense increased $1,840,030, or 6740%, during the three months ended November 30, 2015, due primarily to non-cash interest expenses of $ 1,748,503 including $ 1,500.000 that was recognized as an interest expense for the issuance of Common Stock associated with the termination of a registration rights agreement.

Income (Loss) From Continuing Operations: As a result of the aforementioned items, we experienced a net loss of $3,258,758 from continuing operations which includes non-cash interest expenses of $ 1,802,383 during the three months ended November 30, 2015, compared with a net loss from continuing operations of $569,213 during the three months ended November 30, 2014, a increase of $2,689,545, or 473%

Liquidity and Capital Resources

Working Capital

	Nov 30, 2015	Aug 31, 2015
Total Current Assets	$406,736	968,511
Total Current Liabilities	9,649,004	9,797,028
Working Capital Deficit	(9,242,268)	(8,828,517)

The decrease in working capital was due to a reduction in fundraising activities and the Company’s restructuring activities.

Cash Flows

	Three Months Ended	Three Months Ended
	Nov 30, 2015	Nov 30, 2014
Net Cash used by Operating Activities	$(581,216)	(1,129,737)
Net Cash provided by Financing Activities	399,819	807,250

The decrease in net cash used in operating activities in the Three Months ended November 30, 2015 as compared to the Three Months ended November 30, 2014 was due to a decrease in revenues as well as a decrease in operating expenses during the Three Months ended November 30, 2015. The decrease in cash provided by financing activities in the Three Months ended November 30, 2015 as compared to the Three Months ended November 30, 2014 was due to obtaining a decreased amount of financing through the issuance of common shares during the Three Months ended November 30, 2015 than was received during the Three Months ended November 30, 2014.

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

As of November 30, 2015, the balance outstanding on the term loan and line of credit amounted to $1,562,616 and $2,058,115, respectively. At November 30, 2015, amounts owed pursuant to the Credit Agreement bear interest at a rate of 8.00% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the three months ended November 30, 2015, the Company recognized $6,523 of amortization related to this discount, leaving a balance of $39,140 at November 30, 2015.  These warrants were subsequently surrendered on December 14, 2015.

On September 24, 2015, PCS Link, Inc. dba Greenwood & Hall (“PCS Link”), a subsidiary of Greenwood Hall, Inc., the Company, and Opus Bank (“Opus”) agreed to terms for a Third Amendment, Waiver and Ratification agreement (“Opus Amendment”) amending the Amended and Restated Credit Agreement, as amended, between the parties dated as of July 18, 2014 (“Opus Credit Agreement”). The Opus Amendment amends the Opus Credit Agreement as follows:

•	Opus waived all prior covenant defaults.

•	Opus shall have no obligation to advance any further credit to PCS Link, either by way of overdraft coverage or advances on any loans currently outstanding.

•	The maturity date (“Maturity Date”) means the earlier of (i) April 15, 2016, (ii) the date on which the issuance of securities occurs resulting in aggregate proceeds not less than the outstanding debt owed Opus, or (iii) the date on which the sale of all of the capital stock or substantially all of the assets of PCS Link occurs.

•	By October 2, 2015, PCS Link will issue equity and/or unsecured debt resulting in aggregate gross proceeds not less than $1,250,000.

•	PCS Link shall have no further obligation to comply with the financial covenants.

•	PCS Link shall not be required to make any principal payments until the Maturity Date. All accrued principal, along with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date.

•	The outstanding balance of PCS Link shall accrue interest at the rate of 8% per annum beginning on August 1, 2015. PCS Link shall make such interest payments on a monthly basis commencing as of September 1, 2015.

•	Opus will receive 1,200,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision. Opus’s existing warrant with an issue date of July 18, 2014 shall be surrendered upon issuance of the 1,200,000 warrants.

The Company has not yet raised the required equity or unsecured debt and, as of January 19, 2016, is not in compliance with this requirement. No event of default has been formally declared by Opus Bank as of January 19, 2016.

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

In conjunction with the Opus Amendment dated September 24, 2015, the following terms were agreed to with California United Bank:

•	CUB will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 (the “ Forbearance Period ”) and extend the maturity of its facility to April 15, 2016.

•	CUB will receive during the Forbearance Period monthly interest payments of interest in full for the period starting September 1, 2015.

•	CUB shall be paid deferred interest due upon the Company raising $2,000,000 in working capital, but only if the Company has satisfied its obligations in accordance with Company’s prepared cash projections.

•	CUB will receive a full payoff of all its outstanding principal, interest (including accrued and unpaid interest as of the date of this letter), fees, and expenses (including, but not limited to, CUB’s outside counsel legal fees and costs) by April 15, 2016 or at the successful consummation of any public offering, strategic private investments, or take private scenario, whichever occurs first.

•	CUB will receive 523,587 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

As of November 30, 2015, the CUB balance remaining is $906,774.

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

In conjunction with the Opus Amendment of September 25, 2015, the following terms were agreed to with Colgan Financial Group:

•	CFG will provide the Company a forbearance period beginning September 1, 2015 and continuing through April 15,2016 and extend the maturity of its facility to April 15, 2016.

•	Payment obligation of quarterly interest payments due under the Note from the date hereof through the Forbearance Termination Date is modified so that (i) until Borrower has raised an additional $2,000,000 in working capital since August 12, 2015 and satisfied its obligations in accordance with its cash projections, interest shall continue to accrue in accordance with the Note, and upon completion of such additional capital raise, the amount of such accrued and unpaid interest shall be added to the principal amount of the Note as of the date of completion of such capital raise and shall accrue interest and be payable thereafter; and (ii) upon completion of such capital raise, interest shall continue to accrue thereafter and be payable at fifty percent (50%) of the amount of interest due among all Notes with lender shall not exceed in the aggregate eleven thousand one-hundred seventy-six and 50/100 dollars ($11,176.50) per month, and the remaining unpaid balance of such accrued interest shall be paid in full on the Opus Maturity Date.

•	CFG will receive 20,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provision.

•	The conversion price for Eighty Thousand Dollars ($80,000) of the outstanding principal will be Ten Cents ($0.10) per share.

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $323,000 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the year ended November 30, 2015 amounted to approximately $17,886.

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

On August 14, 2015, the Company entered into a one-year $588,236 Convertible Note with Redwood. In conjunction with the Note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to $588,236 associated with the measurement of the warrants and conversion issued therewith. In addition to this note and the Warrant, at the Closing, the Company issued 200,000 shares of common stock to Redwood, which were measured at the closing price on the date of issuance. The aggregate value of the shares, warrants and conversion feature exceeded the face value of the note. As a result, the Company recognized a charge to interest expense in the amount of $1,165,202 on the date of issuance related to such excess value. During the three months ended November 30, 2015, the Company recognized approximately $148,726 of amortization of note discount.

On November 6, 2015, the Company entered into a six month $125,000 Promissory note with Redwood with an original issue discount of 20% or $25,000. Interest will accrue monthly at 10% annually and the note is unsecured. During the three months ended November 30, 2015, the Company recognized approximately $1,667 of amortization of note discount and $822 accrued interest.

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

On August 21, 2015, the Company entered into a one-year $295,000 Convertible Note with Lincoln Park. In conjunction with the Note, the Company issued Lincoln Park warrants that are exercisable for 400,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to approximately $247,000 associated with the measurement of the warrants and conversion issued therewith. During the three months ended November 30, 2015, the Company recognized approximately $61,643 of amortization of note discount.

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

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. In connection therewith, the Company entered into Amendment No. 4 to the Loan and Security Agreement with CFG. Pursuant to the 4th amendment, the Company consolidated two of the notes outstanding to CFG (the December 2013 promissory note and the $200,000 promissory note issued in February 2015). The balance of the amended note on the date of amendment no. 4 was $688,120. Amendment No. 4 provided CFG with the ability to convert the note, at its option, at a conversion price equal to the lesser of i) 85% of the weighted average price per share of the Company’s common stock as reported by the exchange or over the counter market for the ten (10) trading days prior to the date of the notice of conversion or ii) $1.50. The conversion feature is accounted for as a derivative liability in accordance with ASC 815. On the grant date, the conversion feature was valued at approximately $188,000, which was recorded as a note discount. During the three months ended November 30, 2015, amortization of the note discount amounted to approximately $46,900. As of November 30, 2015, the balance remaining is $855,890 including accrued interest. The note maturity was extended to April 2016 pursuant to an amendment to the note that became effective in September 2015.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended November 30 ,2015, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of our business, the Company is periodically subject to various lawsuits, including contract and employment disputes. Additionally, the Company is currently a party (or its property is subject) to the following pending legal proceedings:

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company. In October 2015, John Hall, in his individual capacity, was dismissed from the litigation as a defendant upon a successful motion to dismiss him. At this time, he is no longer a defendant in the litigation. The lawsuit is in the midst of discovery, with all parties providing documents and taking depositions. The court has not yet scheduled a trial date, but has indicated that the case will be set for trial in the latter half of 2016. Given that he is no longer a defendant, it appears very likely that John Hall will not experience a negative outcome of a judgment against him. Robin Hood reserves the right to appeal Hall's dismissal from the case, but at this time, no Notice of Appeal has been filed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On September 16, 2015, the Company closed a stock purchase agreement with Neil Rogers (“Rogers”) for an aggregate purchase price of $500,000 for a total of 500,000 shares of Common Stock. The Company agreed that $190,000 of the cash consideration is subject to the effectiveness of a registration statement for the issued shares. The use of proceeds was for general working capital purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Description of Exhibit

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
Date: January 19, 2016