Form 10-Q
period 2016-02-29
GREENWOOD HALL, INC.
filed 2016-04-14
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 29, 2016

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 29, 2016, there were 48,824,629 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended February 29, 2016 include all adjustments, consisting of normal recurring adjustments, necessary in order to ensure that the unaudited interim financial statements are not misleading.

3

GREENWOOD HALL, INC.
INDEX TO FINANCIAL STATEMENTS

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 29, 2016 AND AUGUST 31, 2015

	(Unaudited)
	FEBRUARY 29,	August 31,
	2016	2015

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$211,725
Accounts receivable, net	345,216	594,035
Prepaid expenses and other current assets	61,332	125,891
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	443,408	968,511

PROPERTY AND EQUIPMENT, net	110,281	142,872

OTHER ASSETS
Deposits and other assets	74,783	75,034

TOTAL OTHER ASSETS	74,783	75,034

TOTAL ASSETS	$628,472	$1,186,417

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Bank Overdraft	$424,139	$-
Accounts payable	1,823,619	1,332,057
Accrued expenses	684,709	634,780
Accrued payroll and related expenses	479,512	441,279
Deferred revenue	90,126	11,100
Accrued interest	455,543	251,751
Due to shareholders / officer	283,275	169,970
Notes payable, net of discount of $731,113 and $1,364,771, respectively	4,682,302	2,955,240
Line of Credit	2,000,000	2,000,000
Derivative liability	78,172	1,664,993
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	11,337,254	9,797,027

Notes payable, non-current	37,329	552,329

TOTAL LIABILITIES	11,374,583	10,349,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 48,824,629 and 45,114,297 shares issued and outstanding, respectively	48,825	45,115
Subscription Receivable	(190,000)	-
Additional paid-in capital	14,018,304	9,934,174
Accumulated deficit	(24,623,240)	(19,142,228)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,746,111)	(9,162,939)

Non-controlling interest	-	-

TOTAL GREENWOOD HALL, INC. STOCKHOLDERS' EQUITY (DEFICIT)	(10,746,111)	(9,162,939)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	628,472	$1,186,417

Prepared without Audit. See notes to Financial Statements

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

REVENUES	$1,378,168	$1,480,420	$2,668,169	$4,145,388

OPERATING EXPENSES
Direct cost of services	1,127,327	1,162,038	2,184,697	3,009,974
Personnel	761,953	718,225	1,311,972	1,399,766
Selling, general and administrative	640,181	1,371,974	1,626,036	2,048,977
Equity-based expense	438,242	-	526,426

TOTAL OPERATING EXPENSES	2,967,702	3,252,237	5,649,130	6,458,717

INCOME (LOSS) FROM OPERATIONS	(1,589,534)	(1,771,817)	(2,980,961)	(2,313,329)

OTHER INCOME (EXPENSE)
Interest expense	(636,724)	(202,270)	(2,689,516)	(311,798)
Change in value of derivatives	20,486	(136,870)	222,735	(136,870)
Miscellaneous income (expense), net	(16,482)	(114,088)	(33,270)	(31,861)

TOTAL OTHER INCOME (EXPENSE)	(632,720)	(453,228)	(2,500,051)	(480,529)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(2,222,254)	(2,225,045)	(5,481,012)	(2,793,858)

Provision for (benefit from) income taxes	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(2,222,254)	(2,225,045)	(5,481,012)	(2,793,858)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-	-	-

NET INCOME (LOSS)	(2,222,254)	(2,225,045)	(5,481,012)	(2,793,858)

Net income (loss) attributable to noncontrolling interests	-	-	-	-

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc.
common stockholders	$(0.05)	$(0.06)	$(0.11)	$(0.07)

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(0.05)	$(0.06)	$(0.11)	$(0.07)

Weighted average common shares - basic and diluted	48,245,471	39,539,228	47,950,973	39,452,196

Prepared without Audit. See notes to Financial Statements

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE SIX MONTHS ENDED FEBRUARY 29, 2016 AND

SIX MONTHS ENDED FEBRUARY 28, 2015

(UNAUDITED)

	FEBRUARY 29,	FEBRUARY 28,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(5,481,012)	$(2,793,858)
Net income (loss) from discontinued operations	-	-
Net income (loss) from continuing operations	(5,481,012)	(2,793,858)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	746,273	40,909
Warrants issued for services	90,017	534,498
Stock-based compensation	98,750	-
Shares issued for services	427,676	-
Shares issued for settlement	1,500,000	-
Depreciation Expense	32,591	31,861
Change in value of derivatives	(222,735)	135,901
Changes in operating assets and liabilities:
Accounts receivable	248,819	546,405
Prepaid expenses and other current assets	64,559	231,461
Deposits and other assets	251	-
Bank Overdraft	424,139
Accounts payable	491,562	78,605
Accrued expenses	48,390	(4,372)
Accrued payroll and related	38,233	181,294
Deferred revenue	79,026	(778,690)
Accrued interest	203,792	(3,265)
Advances from officers, net	113,305	26,747
Net cash provided by (used in) operating activities of continuing operations	(1,096,364)	(1,772,504)
Net cash provided by (used in) operating activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,096,364)	(1,772,504)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	595,000	600,000
Payments on notes payable	(20,361)	(384,748)
Proceeds from the sale of stock	310,000	-
Proceeds from the sale of units	-	1,238,445
Net cash provided by (used in) financing activities of continuing operations	884,639	1,453,697
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	884,639	1,453,697

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	(211,725)	(318,807)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH	(211,725)	(318,807)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,725	367,286

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$48,479

Supplemental disclosures:
Interest paid in cash	$181,340	$117,853
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$80,000	$-

Prepared without Audit. See notes to Financial Statements

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall is an education technology company. We provide technology-enabled solutions that enable public and private, not-for-profit colleges and universities to support student learning anywhere. Greenwood Hall does this by providing the services and technology that enable schools to revolutionize how they are able to manage the student lifecycle. Each one of our solutions are designed to help our education partners increase revenue, improve efficiencies, enhance student experience, and improve student outcomes. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 102 employees and has served more than 50 education clients and over 75 degree programs.

Basis of Presentation

This report on Form 10-Q for the quarter ended February 29, 2016 should be read in conjunction with the Company's annual report on Form 10-K for the year ended August 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on December 12, 2015. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Reclassifications

Certain amounts from prior years have been reclassified to conform to current year presentation.

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of February 29, 2016 and has continued to incur a loss from operations during the six months of fiscal year 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from shareholders. During the six months ended February 29, 2016, the Company received approximately $885,000 in net proceeds from financing activities.

Management is in the process of evaluating various financing alternatives in order to finance our growth and general and administrative expenses as well as materially reducing the Company’s debt load.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, Management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders. There can be no assurance that potential financing will be obtained on terms acceptable to management and future financing may substantially dilute the ownership of existing stockholders.

Management intends to restore profitability by continuing to grow our operations and customer base while maintaining the overhead savings we achieved during our recent restructuring. Management intends to also restructure the Company’s debt in order to reduce the Company’s debt load. Management believes that the actions presently being taken to further implement its business plan, generate additional revenues, and restructure certain liabilities provide the opportunity for the Company to continue as a going concern. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Revenue Recognition

The Company’s contracts are typically structured into two categories, (i) fixed-fee service contracts that span a period of time, often in excess of one year, and (ii) service contracts at agreed-upon rates based on the volume of service provided or a flat monthly subscription fee. Some of the Company’s service contracts are subject to guaranteed minimum amounts of service volume.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $37,278 and $22,813 for the six months ended February 29, 2016, and the six months ended February 28, 2015, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $98,750 and $0 for the six months ended February 29, 2016 and the six months ended February 28, 2015, respectively. This expense is included in the condensed consolidated statements of operations as Equity-based expense.

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

In April 2015, the Company entered into a Convertible Note with Lincoln Park Capital Fund, LLP (“Lincoln Park”) pursuant to which the Company issued a convertible promissory note of $295,000 accruing interest at 10% and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

In August 2015, the Company entered into a Convertible Note with Lincoln Park pursuant to which the Company issued a convertible promissory note of $295,000 accruing interest at 10% and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

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

In December 2015, the company entered into a Convertible Note with First Fire Global Opportunities Fund, LLC. pursuant to which the Company issued a promissory note of $275,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to $ 0.40 cents per share, subject to adjustment. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations.

During the six months ended February 29, 2016 and the six months ended February 28, 2015, the Company recognized a change in value of the derivative liability of $222,735 and $(136,870), respectively.

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

The following table summarizes fair value measurements at February 29, 2016 and August 31, 2015 for assets and liabilities measured at fair value on a recurring basis.

February 29, 2016

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$78,172	$78,172

August 31, 2015

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$1,664,993	$1,664,993.

The assumptions used in valuing derivative instruments issued during the six months ended February 29, 2016 were as follows:

Risk free interest rate	0.51% - 1.22%
Expected life	.13 Years-5.25 years
Dividend yield	None
Volatility	39% - 113%

The following is a reconciliation of the derivative liability related to these instruments for the six months ended February 29, 2016:

Value at August 31, 2015	$1,664,993
Issuance of instruments	1,313
Change in value	(222,735)
Net settlements	(1,365,399)
Value as of February 29, 2016	$78,172

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

Effect of Recently Issued Accounting Standards

In May 2014, FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers. The standard will eliminate the transaction- and industry-specific revenue recognition guidance under current U.S. GAAP and replace it with a principle-based approach for determining revenue recognition. ASU 2014-09 is effective for annual and interim periods beginning after December 15, 2017. Early adoption is not permitted. The revenue recognition standard is required to be applied retrospectively, including any combination of practical expedients as allowed in the standard. We are evaluating the impact, if any, of the adoption of ASU 2014-09 to our financial statements and related disclosures. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements—Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern. ASU 2014-15 changes to the disclosure of uncertainties about an entity’s ability to continue as a going concern. These changes require an entity’s management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that financial statements are issued. Substantial doubt is defined as an indication that it is probable that an entity will be unable to meet its obligations as they become due within one year after the date that financial statements are issued. If management has concluded that substantial doubt exists, then the following disclosures should be made in the financial statements: (i) principal conditions or events that raised the substantial doubt, (ii) management’s evaluation of the significance of those conditions or events in relation to the entity’s ability to meet its obligations, (iii) management’s plans that alleviated the initial substantial doubt or, if substantial doubt was not alleviated, management’s plans that are intended to at least mitigate the conditions or events that raise substantial doubt, and (iv) if the latter in (iii) is disclosed, an explicit statement that there is substantial doubt about the entity’s ability to continue as a going concern. These changes become effective during the annual period ending August 31, 2017. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements. Subsequent to adoption, this guidance will need to be applied by management at the end of each annual period and interim period therein to determine what, if any, impact there will be on the consolidated financial statements in a given reporting period.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015. We do not expect this guidance to have a material impact to our financial position or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. This ASU affects entities that issue share-based payment awards to their employees. The ASU is designed to simplify several aspects of accounting for share-based payment award transactions which include – the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows and forfeiture rate calculations. ASU 2016-09 will become effective for the Company in the annual period ending August 31, 2018. Early adoption is permitted in any interim or annual period. The Company is currently evaluating the impact of this guidance on its consolidated financial statements.

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment amounted to $32,591 and $31,861 for the six months ended February 29, 2016 and the six months ended February 28, 2015, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At February 29, 2016 and August 31 2015, property and equipment consists of the following:

	February 2016	August 2015
Computer equipment	$553,255	553,255
Software and Equipment	39,400	39,400
Furniture & Fixtures	9,177	9,177
	601,832	601,832
Accumulated depreciation	(491,551)	(458,960)
Net property and equipment	$110,281	142,872

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

As of February 29, 2016, the balance outstanding on the term loan and line of credit amounted to $1,562,280 and $2,058,115, respectively. At February 29, 2016, amounts owed pursuant to the Credit Agreement bear interest at a rate of 8.00% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the six months ended February 29, 2016, the Company recognized $13,000 of amortization related to this discount, leaving a balance of $32,617 at February 29, 2016.

On September 24, 2015, PCS Link, Inc. dba Greenwood & Hall (“PCS Link”), a subsidiary of Greenwood Hall, Inc., the Company, and Opus Bank (“Opus”) agreed to terms for a Third Amendment, Waiver and Ratification agreement (“Opus Amendment”) amending the Amended and Restated Credit Agreement, as amended, between the parties dated as of July 18, 2014 (“Opus Credit Agreement”). The Opus Amendment amends the Opus Credit Agreement as follows:

•	Opus waived all prior covenant defaults.

•	Opus shall have no obligation to advance any further credit to PCS Link, either by way of overdraft coverage or advances on any loans currently outstanding.

•	The maturity date (“Maturity Date”) means the earlier of (i) April 15, 2016, (ii) the date on which the issuance of securities occurs resulting in aggregate proceeds not less than the outstanding debt owed Opus, or (iii) the date on which the sale of all of the capital stock or substantially all of the assets of PCS Link occurs.

•	By October 2, 2015, PCS Link will issue equity and/or unsecured debt resulting in aggregate gross proceeds not less than $1,250,000.

•	PCS Link shall have no further obligation to comply with the financial covenants.

•	PCS Link shall not be required to make any principal payments until the Maturity Date. All accrued principal, along with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date.

•	The outstanding balance of PCS Link shall accrue interest at the rate of 8% per annum beginning on August 1, 2015. PCS Link shall make such interest payments on a monthly basis commencing as of September 1, 2015.

•	Opus will receive 1,200,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cashless exercise provision. Opus’s existing warrant with an issue date of July 18, 2014 shall be surrendered upon issuance of the 1,200,000 warrants.

As of February 29, 2016, the balance outstanding on the term loan and line of credit amounted to $1,561,944 and $2,057,670, respectively.

On April 13, 2016, Opus and the Company agreed to extend the Maturity Date to May 6, 2016.

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

As of February 29, 2016, the CUB balance remaining is $912,706.

On April 14, 2016, CUB and the Company agreed to extend the Maturity Date to May 6, 2016.

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

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the ten (10) trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $323,000 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the six months ended February 29, 2016 amounted to approximately $137,000.

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

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. In connection therewith, the Company entered into Amendment No. 4 to the Loan and Security Agreement with CFG. Pursuant to the 4th amendment, the Company consolidated two of the notes outstanding to CFG (the December 2013 promissory note and the $200,000 promissory note issued in February 2015). The balance of the amended note on the date of Amendment No. 4 was $688,120. Amendment No. 4 provided CFG with the ability to convert the note, at its option, at a conversion price equal to the lesser of (i) 85% of the weighted average price per share of the Company’s common stock as reported by the exchange or over the counter market for the ten (10) trading days prior to the date of the notice of conversion or (ii) $1.50. The conversion feature is accounted for as a derivative liability in accordance with ASC 815. On the grant date, the conversion feature was valued at approximately $188,000, which was recorded as a note discount. During the year ended August 31, 2015, amortization of the note discount amounted to approximately $70,000. As of February 29, 2016, the balance remaining is $766,680 including accrued interest. The note maturity was extended to April 15, 2016 pursuant to an amendment to the note that became effective in September 2015.

On April 14, 2016, CFG and the Company agreed to extend the Maturity Date to May 6, 2016.

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

On August 14, 2015, the Company entered into a one-year $588,236 Convertible Note with Redwood. In conjunction with this note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to $588,236 associated with the measurement of the warrants and conversion issued therewith. In addition to this note and the Warrant, at the Closing, the Company issued 200,000 shares of common stock to Redwood, which were measured at the closing price on the date of issuance. The aggregate value of the shares, warrants and conversion feature exceeded the face value of the note. As a result, the Company recognized a charge to interest expense in the amount of $1,165,202 on the date of issuance related to such excess value. During the six months ended February 29, 2016, the Company recognized approximately $294,000 of amortization of note discount.

On November 6, 2015, the Company entered into a six month $125,000 Promissory note with Redwood with an original issue discount of 20% or $25,000. Interest will accrue monthly at 10% annually and the note is unsecured. During the six months ended February 29, 2016, the Company recognized approximately $15,833 of amortization of note discount and $3938 accrued interest.

On December 14, 2015, the Company entered into a short-term $30,000 Promissory note with Redwood with an additional $15,000 added January 18, 2016. Interest will accrue monthly at 18% annually and the note is unsecured. During the six months ended February 29, 2016, the Company recognized approximately $1,000 of accrued interest

On February 4, 2016, the Company entered into a one year $235,294 Promissory note with Redwood with an original issue discount of 15% or $35,294. Interest will accrue monthly at 10% annually and the note is unsecured. During the six months ended February 29, 2016, the Company recognized approximately $2,000 of amortization of note discount and $2,000 of accrued interest. The Company’s Chairman and CEO guaranteed the February 4, 2016 note.

Lincoln Park Capital Fund, LLP:

In April 2015, the Company entered into a Convertible Note with Lincoln Park Capital Fund, LLP (“Lincoln Park”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this debt, the Company recorded a note discount equal to approximately $215,000 associated with the measurement of the warrants and conversion feature issued therewith. During the six months ended February 29, 2016, the Company recognized approximately $108,000 of amortization of note discount.

On August 21, 2015, the Company entered into a one-year $295,000 Convertible Note with Lincoln Park. In conjunction with this note, the Company issued Lincoln Park warrants that are exercisable for 400,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to approximately $247,000 associated with the measurement of the warrants and conversion issued therewith. During the six months ended February 29, 2016, the Company recognized approximately $123,000 of amortization of note discount.

FirstFire Global Opportunities Fund, LLC:

In December 2015, the Company entered into a Convertible Note with FirstFire Global Opportunities Fund, LLC (“FirstFire”) pursuant to which the Company issued a convertible promissory note of $275,000 and 250,000 warrants to purchase stock at a $0.01. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) shall be equal to $0.40 (the “Fixed Conversion Price”);provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 75% multiplied by the lowest sales price of the Common Stock in a public market during the twenty-one (21) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion; and provided, further, however, and notwithstanding the above calculation of the Conversion Price, if, prior to the repayment or conversion of this Note, in the event the Borrower consummates a registered or unregistered primary offering of its securities for capital raising purposes (a “Primary Offering”), the Holder shall have the right, in its discretion, to (x) demand repayment in full of an amount equal to any outstanding Principal Amount and interest (including Default Interest) under this Note as of the closing date of the Primary Offering or (y) convert any outstanding Principal Amount and interest (including any Default Interest) under this Note into Common Stock at the closing of such Primary Offering at a Conversion Price equal to the lower of (A) the Fixed Conversion Price and (B) a ten percent (10%) discount to the offering price to investors in the Primary Offering; provided, however, that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall equal the lower of (Y) the Fixed Conversion Price and (Z) a twenty percent (20%) discount to the offering price to investors in the Primary Offering. The Company booked $52,320 in discounts related to the Promissory note. During the six months ended February 29, 2016, the Company recognized approximately $17,000 of amortization of note discount.

Promissory Note

The Company also finances the purchases of small equipment. The amount of such notes is not significant at February 29, 2016.

The following is a schedule, by year, of future minimum principal payments required under notes payable as of February 29, 2016:

Years Ending August 31,
2016	$7,413,415
2017	$37,329
2018
2019	—
Total	7,450,744
Note discount	(731,113)
$6,719,631

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

On September 16, 2015, pursuant to the termination of a registration rights agreement between the Company, Rogers, and Byrne United S.A. ("Byrne"), the Company agreed to issue 625,000 shares of Common Stock to Rogers and 625,000 shares of Common Stock o Byrne. The Company recognized an interest expense of $ 1,500,000 associated with this issuance.

On September 24, 2015, CFG converted $ 80,000 in debt at a price of $ 0.10 per share of Common Stock, pursuant to the Opus Third Amendment. This resulted in an increase to equity of $1,365,391 upon settlement of the related derivative liability.

Stock Issued for Services

During the six months ended February 29, 2016, the Company entered into consulting agreements with multiple vendors for advisory and consulting services. The company issued and granted to Ignite Capital 250,000 shares valued at $290,000. The company issued to Uptick Capital 410,332 shares valued at $97,676 and also issued to EMC, LLC 500,000 shares valued at $40,000.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the shareholders approved, the 2014 Stock Option Plan under which a total of 5,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of February 29, 2016, the members of the Board of Directors hold options to purchase 1,750,000 shares of common stock at exercise prices ranging from $0.35 to $0.75, which were granted prior to August 31, 2015. An additional 910,000 shares at exercise price of $0.35 were granted to Board of Directors during the six months ended February 29, 2016. Employee Stock Options were granted on February 24, 2016 to purchase 1,675,000 shares at a price of $0.08.

Transactions in 1H 2016	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2015	1,750,000	$0.37	9.29
Granted	2,585,000	$0.18	10.00
Exercised	0	0
Cancelled/Forfeited	0	0
Outstanding, February 29, 2016	4,335,000	$0.25	9.45
Exercisable, February 29, 2016	1,750,000	$0.37	8.79

The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: no dividends, expected volatility of 30% to 100%, risk free interest rate between 1.21% and 2.72%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.45 years at February 29, 2016. The exercise prices for the options outstanding at February 29, 2016 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
700,000	$0.01	8.40	700,000	0.01	8.40
600,000	$0.50	9.03	600,000	0.50	9.03
450,000	$0.75	9.09	450,000	0.75	9.09
910,000	$0.35	9.69
1,675,000	$0.08	9.99
4,335,000	$0.25	9.45	1,750,000	$0.37	8.79

Warrants Outstanding

The following is a summary of warrants outstanding at February 29, 2016:

Exercise Price	Number of Warrants	Expiration Date
$1.00	1,264,023	Nov 2024
$0.01	100,000	Jul 2016
$1.00	295,000	Apr 2020
$1.00	400,000	Aug 2020
$0.50	1,176,473	Aug 2020
$0.01	250,000	Dec 2020
$1.00	1,200,000	Aug 2021
$1.00	523,587	Aug 2021
$1.00	20,000	Aug 2021
$1.00	10,000	Aug 2021
$0.01	150,000	Feb 2018

Warrants were issued for consulting agreements or amendments to financing terms. They are booked to additional paid in capital and to interest expense based on stock price at date of grant, exercise price, warrant life, risk free rate and annual volatility. During the six months ended February 29, 2016, the Company granted 2,153,587 warrants valued at $116,002.

6.  CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the six months ended February 29, 2016, four (4) customers represented 52% of net revenues and for the six months ended February 28, 2015 one (1) customer and two (2) of their projects represented 44% of net revenues, respectively. A decision by this customer to cease business relations with the Company may have a material adverse effect on the Company’s financial condition and results of operations.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at February 29, 2016.

As of February 29, 2016, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

8. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the six months ended February 29, 2016, the six months ended February 28, 2015, amounted to $363,164 and $225,121, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of February 29, 2016:

Years Ending August 31,
2016 (remaining)	$313,659
2017	676,425
2018	694,857
2019	713,753
2020	716,767
Thereafter	1,642,397
$4,757,858

Employment Agreements

At February 29, 2016, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall (“Hall”), in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be until 2016, at the earliest. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company. In October 2015, Hall, in his individual capacity, was dismissed from the litigation as a defendant upon a successful motion to dismiss him. At this time, he is no longer a defendant in the litigation. The lawsuit is in the midst of discovery, with all parties providing documents and taking depositions. The court has scheduled a trial date of October 4, 2016. Given that he is no longer a defendant, it appears very likely that Hall will not experience a negative outcome of a judgment against him. Robin Hood reserves the right to appeal Hall’s dismissal from the case, but at this time, no Notice of Appeal has been filed.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. Finance 500, Inc. filed suit against the Company, in the Superior Court of the State of California for the County of Orange (Central Justice) for breach of contract and unjust enrichment, among other things, in the amount of not less than $ 250,000. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not resolved anytime in the near future. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, the outcome of this matter could have a materially adverse effect on our business, financial condition and results of operations.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. StoryCorp Consulting, Inc. and David R. Wells filed suit against the Company and the Company’s CEO, John R. Hall, in his individual capacity, on March 11, 2016, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and promissory fraud/false promise, among other things, in the amount of not less than $ 100,000. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not resolved until 2017 at the earliest. No trial date has been set. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, the outcome of this matter could have a materially adverse effect on our business, financial condition and results of operations.

9.  DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS has been since inactive since 2013. During the six months ending February 29, 2016 and six months ending February 28, 2015 there was no activity. There are current assets to be disposed of approximately $37,000 and current liabilities to be disposed of approximately $336,000 as of February 29, 2016 and August 31, 2015.

10. SUBSEQUENT EVENTS

On April 13, 2016, Opus Bank and the Company agreed to extend the Maturity Date of their Promissory Note to May 6, 2016.

On April 14, 2016, California United Bank and Colgan Financial Group agreed to extend the Maturity Date of their respective Promissory Notes to May 6, 2016.

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

Company Overview

Greenwood Hall is an education technology company. We provide technology-enabled solutions that enable public and private, not-for-profit colleges and universities to support student learning anywhere. Greenwood Hall does this by providing the services and technology that enable schools to revolutionize how they are able to manage the student lifecycle. Each one of our solutions are designed to help our education partners increase revenue, improve efficiencies, enhance student experience, and improve student outcomes. Since 2006, we have customized turnkey solutions that combine experienced strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 102 employees and has served more than 45 education clients and over 75 degree programs.

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

Our Business Model

Substantially all of our revenue is derived from fee-for-service arrangements with our customers – either as a result of transactions processed/handled by the Company and/or monthly recurring subscription fees. Until recently, the majority of our revenue was transactional in nature. Moving forward, we anticipate the majority of our non-project based revenue will be subscription-based, in which customers generate a minimum set amount of revenue on a monthly and/or annual basis.

Recent Developments

On March 2, 2016, the University of Oklahoma executed a Student Services Subscription Agreement with the Company.

On March 3, 2016, Troy University expanded its Education Solutions Agreement with the Company to include retention and reengagement services.

On March 15, 2016, the Company executed a strategic alliance agreement with Excelsior College.

On March 16, 2016, the Company executed a strategic sales agreement with CampusWorks, Inc.

On March 31, 2016, Concordia University executed a multi-year Professional Services Agreement with the Company for online program management services with the Company.

On April 4, 2016, the Company executed an agreement with CampusWorks, Inc. to provide student services to San Juan College.

EdTech Versus Legacy/Non-Recurring Revenue

We have two revenue streams – EdTech and Legacy. The EdTech side of our business includes all our technology-enabled solutions offerings to higher education. It is the growth side of our business and the area that Management believes will generate the highest shareholder value. As such, the Company is focused on the growth of our EdTech offerings. Our Legacy business represents the Company’s non-education lifecycle management services for non-profit organizations as well as certain non-strategic higher education offerings. In order to best maximize shareholder value, Management opted in 2014 to end growing the Company’s Legacy business. The Company’s revenues for the first six (6) months of FY2015 reflect a disproportionate share of Legacy business revenue, whereas, revenues for the first six (6) months of FY2016 reflect a much higher proportion of EdTech revenue.

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Legacy & One-Time Non Recurring	$105,001	$469,673	$357,423	$2,287,269
EdTech	$1,273,167	$1,010,747	$2,310,746	$1,858,119
Total Revenue	$1,378,168	$1,480,420	$2,668,169	$4,145,388

Expansion of Sales Efforts & Organic Growth

During the first quarter of FY2016, we doubled the size of its sales/marketing resources and hired an industry veteran to lead our sales efforts. The objective was to substantially increase revenue growth, specifically in the Company’s core EdTech offerings. The sales expansion has yielded early successes as the Company has successfully renewed six (6) major contracts with existing customers and added six (6) new customer contracts – to date in FY2016. The contract value associated with these contracts is projected to exceed $ 14.1 million. All of these contracts with the exception of one are a) for higher education services and solutions and b) have terms of one (1) year or greater. While these new contracts will have some impact on FY2016 revenues, mostly in the second half of the current fiscal year, the bulk of revenue associated with the aforementioned contracts is projected to be recognized in FY2017 and beyond.

Since the first quarter of FY2016, we have supplemented the expansion of our internal sales assets by putting in place key strategic sales alliances with Fidelis Education, Educators Serving Educators, and CampusWorks.

We continue to grow our new business pipeline and we believe the expansion of our sales resources position us well for substantial revenue growth in our core higher education business.

Subsequent Events

On April 13, 2016, Opus Bank and the Company agreed to extend the Maturity Date of their Promissory Note to May 6, 2016.

On April 14, 2016, California United Bank and Colgan Financial Group agreed to extend the Maturity Date of their respective Promissory Notes to May 6, 2016.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before net interest (income) expense, income taxes, depreciation and amortization, adjusted to eliminate stock-based compensation expense, which is a non-cash item. Adjusted EBITDA is a key measure used by Management and the Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short- and long-term operational plans. In particular, the exclusion of certain expenses in calculating adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management and Board of Directors.

Adjusted EBITDA is not a measure calculated in accordance with U.S. GAAP, and should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate adjusted EBITDA in the same manner as we do. We prepare adjusted EBITDA to eliminate the impact of stock-based compensation expense, which we do not consider indicative of our core operating performance.

Our use of adjusted EBITDA has limitations as an analytical tool, and you should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are:

•	although depreciation and amortization are non-cash charges, the assets being depreciated and amortized

•	may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Because of these and other limitations, you should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Net Loss	$(2,222,254)	$(2,225,045)	$(5,481,012)	$(2,793,858)
Adjustments:
Equity Expense	$438,242	$-	$526,426	$-
Interest Expense	$636,724	$202,270	$2,689,516	$311,798
Change in Value of Derivaticves	$(20,486)	$136,870	$(222,735)	$136,870
Miscellaneous Income (expense), net	$16,482	$114,088	$33,270	$31,861
Total Adjustments	$1,070,962	$453,228	$3,026,477	$480,529
Adjusted EBITDA (Loss)	$(1,151,292)	$(1,771,817)	$(2,454,535)	$(2,313,329)

Period-to-Period Fluctuations

Our revenue, cash position, and accounts receivable can fluctuate significantly from quarter to quarter due to variations driven by the academic schedules of our clients’ programs. These programs generally start classes for new and returning students an average of four times per year. Class starts are not necessarily evenly spaced throughout the year, do not necessarily correspond to the traditional academic calendar and may vary from year to year. As a result, the number of classes our client programs have in session, and therefore the number of students enrolled, will vary from month to month and quarter to quarter, leading to variability in our revenue.

Completion of Restructuring

The Company instituted a major restructuring effort in early 2013. The purposes of the restructuring were to (a) prepare the Company so it could scale its growth significantly in coming years, (b) improved efficiencies, (c) enhance its management team and (d) shed unprofitable elements of its operations. The restructuring included major changes to the Company’s executive team, discontinuing major segments of the Company’s operations that were deemed unprofitable, and substantially enhancing the Company’s operations and IT infrastructure. The restructuring effort was costly in terms of reduced revenue, associated expenditures, and opportunity costs. While the restructuring was substantially complete by the end of 2014, the efforts had a negative impact on the Company’s financial performance in the 2014 and 2015 calendar years. Management believes that as of January 1, 2016, the impacts of the 2013- 2014 restructuring on the financial performance of the business are now largely behind us, evidenced by the number of new business contracts the Company has executed calendar year to date and the realization of significant cost-savings.

Going Concern

Our financial statements have been prepared on a going concern basis. We must raise additional capital to fund our operations in order to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of February 29, 2016 and continues to incur a loss from continuing operations during the first two quarters.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following February 29, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our growth and general and administrative expenses as well as materially reducing the Company’s debt load.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, Management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders.

Management is in the process of evaluating various financing alternatives in order to finance our growth and general and administrative expenses as well as materially reducing the Company’s debt load.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, Management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing shareholders. There can be no assurance that potential financing will be obtained on term acceptable to management and future financing may substantially dilute the ownership of existing stockholders

Management intends to restore profitability by continuing to grow our operations and customer base while maintaining the overhead savings we achieved during our recent restructuring. Management intends to also restructure the Company’s debt in order to reduce the Company’s debt load. Management believes that the actions presently being taken to further implement its business plan, generate additional revenues, and restructure certain liabilities provide the opportunity for the Company to continue as a going concern. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the Three Months and Six Months ended Feb 29, 2016 and Feb 28, 2015.

	Three Months Ended		Six Months Ended
	February 29, 2016	February 28, 2015	February 29, 2016	February 28, 2015

Revenue	$1,378,168	$1,480,420	$2,668,169	$4,145,388
Direct cost of services	1,127,327	1,162,038	2,184,697	3,009,974
Personnel	761,953	718,225	1,311,972	1,399,766
Selling, general and administrative	640,181	1,371,974	1,626,036	2,048,977
Equity-based expense	438,242	-	526,426
TOTAL OPERATING EXPENSES	2,967,702	3,252,237	5,649,130	6,458,717

INCOME (LOSS) FROM OPERATIONS	(1,589,534)	(1,771,817)	(2,980,961)	(2,313,329)
OTHER INCOME (EXPENSE)

Interest expense	(636,724)	(202,270)	(2,689,516)	(311,798)
Change in value of derivatives	20,486	(136,870)	222,735	(136,870)

Miscellaneous income (expense), net	(16,482)	(114,088)	(33,270)	(31,861)
TOTAL OTHER INCOME (EXPENSE)	(632,720)	(453,228)	(2,500,051)	(480,529)
Net Loss	(2,222,254)	(2,225,045)	(5,481,012)	(2,793,858)

Comparison of the Three Months Ended February 29, 2016 (Unaudited) to the Three Months Ended February 28, 2015 (Unaudited)

Revenues: Overall Revenues decreased $102,252, or 6.9%, during the three months ended February, 2016, primarily due to the one-time nature of a significant portion of revenue that was not associated with the Company’s strategic EdTech offerings that was booked during the same period in 2015. Recurring revenues from the Company’s strategic EdTech offerings increased by $ 262,420 or 26% during three months ended February 29, 2016, compared to the same period in 2015, primarily due to the addition of new customer contracts in FY2016.

Direct Cost of Services: Direct cost of services decreased $34,711, or 3%, during the three months ended February 29, 2016, primarily due to the decreased revenues and partially offset by improvements in operating efficiencies for the same time period.

Personnel: Personnel costs decreased $68,773 or 10%, during the three months ended February 29, 2016, primarily due to a reduction in the number of employees.

Selling, General and Administrative: Selling, general and administrative expenses decreased $762,143, or 55%, during the three months ended February 29, 2016, primarily due to reductions in the Company’s overhead and improvements in operating efficiencies for the same time period.

Other Income (Expense): Other expense increased $179,492, or 40%, during the three months ended February 29, 2016, due primarily to non-cash interest expenses of $ 1,748,503 including $ 1,500.000 that was recognized as an interest expense for the issuance of Common Stock associated with the termination of a registration rights agreement.

Income (Loss) From Continuing Operations: We experienced a net loss of $1,589,534 from continuing operations for the three months ended February 29,2016 and a net loss of $2,980,961,for the six month ended February 29, 2016 which includes stock-based compensation of $ 438,242 during the three months ended February 29, 2016 and $526,426 for the six months ended February 29, 2016. This compares with a net loss from continuing operations of $1,771,817 during the three months ended February 28, 2015, a decrease of $182,883, or 10%.

Comparison of the Six Months Ended Feb 29, 2016 (Unaudited) to the Six Months Ended Feb 28, 2015 (Unaudited)

Revenues : Revenues decreased by $1,477,219, or 35.6%, during the six months ended February 29, 2016, primarily due to one-time event driven revenue related to the Company’s legacy operations.

Direct Cost of Services : Direct cost of services decreased by $825,277 or 27.2%, during the six months ended February 29, 2016, primarily due to lower revenues as well as greater overall operating efficiencies.

Selling, General and Administrative : Selling, general and administrative expenses decreased $422,941, or 20.6%, during the six months ended February 29, 2016, primarily due to the a reduction in the number of employees and greater operational efficiencies.

Other Income (Expense) : Other expense increased $2,019,522, or 420.3%, during the six months ended February 29, 2016, due primarily to non-cash interest expenses of $1,748,503 including $ 1,500.000 that was recognized as an interest expense for the issuance of Common Stock associated with the termination of a registration rights agreement.

Income (Loss) From Continuing Operations : As a result of the aforementioned items, we experienced a net loss of $5,481,012 from continuing operations during the six months ended February 29, 2016, compared with a net loss from continuing operations of $2,769,390 during the six months ended February 28, 2015, an increase in loss of $2,687,154, or 98.2%, due primarily to non-cash interest expenses of $1,748,503 including $ 1,500.000 that was recognized as an interest expense for the issuance of Common Stock associated with the termination of a registration rights agreement as well as $526,426 in stock-based compensation.

Liquidity and Capital Resources

Working Capital

	Feb 29, 2016	Aug 31, 2015
Total Current Assets	$443,408	968,511
Total Current Liabilities	11,337,254	9,797,027
Working Capital Deficit	(10,893,846)	(8,828,516)

The decrease in working capital was due to a reduction in fundraising activities.

Cash Flows

	Six Months Ended	Six Months Ended
	Feb 29, 2016	Feb 28, 2015
Net Cash used by Operating Activities	$(1,096,364)	(1,772,504)
Net Cash provided by Financing Activities	884,639	1,453,697

The decrease in net cash used in operating activities in the Six Months ended February 29, 2016 as compared to the Six Months ended February 28, 2015 was due to a decrease in revenues as well as a decrease in operating expenses during the Six Months ended February 29, 2016. The decrease in cash provided by financing activities in the Six Months ended February 29, 2016 as compared to the Six Months ended February 28, 2015 was due to obtaining a decreased amount of financing through the issuance of equity during the Six Months ended February 29, 2016 than was received during the Three Months ended February 28, 2015.

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

As of February 29, 2016, the balance outstanding on the term loan and line of credit amounted to $1,561,944 and $2,057,670, respectively. At February 29, 2016, amounts owed pursuant to the Credit Agreement bear interest at a rate of 8.00% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the six months ended February 29, 2016, the Company recognized approximately $13,000 of amortization related to this discount, leaving a balance of $32,617 at February 29, 2016.  These warrants were subsequently surrendered on December 14, 2015.

On September 24, 2015, PCS Link, Inc. dba Greenwood & Hall (“PCS Link”), a subsidiary of Greenwood Hall, Inc., the Company, and Opus Bank (“Opus”) agreed to terms for a Third Amendment, Waiver and Ratification agreement (“Opus Amendment”) amending the Amended and Restated Credit Agreement, as amended, between the parties dated as of July 18, 2014 (“Opus Credit Agreement”). The Opus Amendment amends the Opus Credit Agreement as follows:

•	Opus waived all prior covenant defaults.

•	Opus shall have no obligation to advance any further credit to PCS Link, either by way of overdraft coverage or advances on any loans currently outstanding.

•	The maturity date (“Maturity Date”) means the earlier of (i) April 15, 2016, (ii) the date on which the issuance of securities occurs resulting in aggregate proceeds not less than the outstanding debt owed Opus, or (iii) the date on which the sale of all of the capital stock or substantially all of the assets of PCS Link occurs.

•	By October 2, 2015, PCS Link will issue equity and/or unsecured debt resulting in aggregate gross proceeds not less than $1,250,000.

•	PCS Link shall have no further obligation to comply with the financial covenants.

•	PCS Link shall not be required to make any principal payments until the Maturity Date. All accrued principal, along with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date.

•	The outstanding balance of PCS Link shall accrue interest at the rate of 8% per annum beginning on August 1, 2015. PCS Link shall make such interest payments on a monthly basis commencing as of September 1, 2015.

•	Opus will receive 1,200,000 warrants for shares of common stock at an exercise price of $1.00 per share, not to include anti-dilution or cashless exercise provision. Opus’s existing warrant with an issue date of July 18, 2014 shall be surrendered upon issuance of the 1,200,000 warrants.

On April 13, 2016, Opus Bank and the Company agreed to extend the Maturity Date to May 6, 2016.

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

As of February 29, 2016, the CUB balance remaining is $912,706.

On April 14, 2016, CUB and the Company agreed to extend the Maturity Date to May 6, 2016.

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

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the 10 trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $323,000 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the year ended February 29, 2016 amounted to approximately $17,886.

On April 14, 2016, CFG and the Company agreed to extend the Maturity Date to May 6, 2016.

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

On August 14, 2015, the Company entered into a one-year $588,236 Convertible Note with Redwood. In conjunction with the Note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to $588,236 associated with the measurement of the warrants and conversion issued therewith. In addition to this note and the Warrant, at the Closing, the Company issued 200,000 shares of common stock to Redwood, which were measured at the closing price on the date of issuance. The aggregate value of the shares, warrants and conversion feature exceeded the face value of the note. As a result, the Company recognized a charge to interest expense in the amount of $1,165,202 on the date of issuance related to such excess value. During the three months ended February 29, 2016, the Company recognized approximately $148,726 of amortization of note discount.

On November 6, 2015, the Company entered into a six month $125,000 Promissory note with Redwood with an original issue discount of 20% or $25,000. Interest will accrue monthly at 10% annually and the note is unsecured. During the three months ended February 29, 2016, the Company recognized approximately $1,667 of amortization of note discount and $822 accrued interest.

On February 4, 2016, the Company entered into a one year $235,294 Promissory note with Redwood with an original issue discount of 15% or $35,294. Interest will accrue monthly at 10% annually and the note is unsecured. During the six months ended February 29, 2016, the Company recognized approximately $2,000 of amortization of note discount and $2,000 of accrued interest. The Company’s Chairman and CEO guaranteed the February 4, 2016 note.

Lincoln Park Capital Fund, LLP

In April 2015, the Company entered into a Convertible Note with Lincoln Park Capital Fund, LLP (“Lincoln Park”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this debt, the Company recorded a note discount equal to approximately $215,000 associated with the measurement of the warrants and conversion feature issued therewith. During the six months ended February 29, 2016, the Company recognized approximately $108,000 of amortization of note discount. The note accrues interest at a rate of 10%.

On August 21, 2015, the Company entered into a one-year $295,000 Convertible Note with Lincoln Park. In conjunction with the Note, the Company issued Lincoln Park warrants that are exercisable for 400,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to approximately $247,000 associated with the measurement of the warrants and conversion issued therewith. During the six months ended February 29, 2016, the Company recognized approximately $123,000 of amortization of note discount.  The note accrues interest at a rate of 10%.

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

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. In connection therewith, the Company entered into Amendment No. 4 to the Loan and Security Agreement with CFG. Pursuant to the 4th amendment, the Company consolidated two of the notes outstanding to CFG (the December 2013 promissory note and the $200,000 promissory note issued in February 2015). The balance of the amended note on the date of amendment no. 4 was $688,120. Amendment No. 4 provided CFG with the ability to convert the note, at its option, at a conversion price equal to the lesser of i) 85% of the weighted average price per share of the Company’s common stock as reported by the exchange or over the counter market for the ten (10) trading days prior to the date of the notice of conversion or ii) $1.50. The conversion feature is accounted for as a derivative liability in accordance with ASC 815. On the grant date, the conversion feature was valued at approximately $188,000, which was recorded as a note discount. During the six months ended February 29, 2016, amortization of the note discount amounted to approximately $137,000. As of February 29, 2016, the balance remaining is $855,890 including accrued interest. The note maturity was extended to April 2016 pursuant to an amendment to the note that became effective in September 2015.

FirstFire Global Opportunities Fund, LLC:

In December 2015, the Company entered into a Convertible Note with FirstFire Global Opportunities Fund, LLC (“FirstFire”) pursuant to which the Company issued a convertible promissory note of $275,000 and 250,000 warrants to purchase common stock at a $0.01. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) shall be equal to $0.40 (the “Fixed Conversion Price”);provided, however that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall be the lower of: (i) the Fixed Conversion Price or (ii) 75% multiplied by the lowest sales price of the Common Stock in a public market during the twenty-one (21) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion; and provided, further, however, and notwithstanding the above calculation of the Conversion Price, if, prior to the repayment or conversion of this Note, in the event the Borrower consummates a registered or unregistered primary offering of its securities for capital raising purposes (a “Primary Offering”), the Holder shall have the right, in its discretion, to (x) demand repayment in full of an amount equal to any outstanding Principal Amount and interest (including Default Interest) under this Note as of the closing date of the Primary Offering or (y) convert any outstanding Principal Amount and interest (including any Default Interest) under this Note into Common Stock at the closing of such Primary Offering at a Conversion Price equal to the lower of (A) the Fixed Conversion Price and (B) a ten percent (10%) discount to the offering price to investors in the Primary Offering; provided, however, that from and after the occurrence of any Event of Default hereunder, the Conversion Price shall equal the lower of (Y) the Fixed Conversion Price and (Z) a twenty percent (20%) discount to the offering price to investors in the Primary Offering. During the six months ended February 29, 2016, the Company recognized approximately $17,440 of amortization of note discount.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended February 29, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In the normal course of our business, the Company is periodically subject to various lawsuits, including contract and employment disputes. Additionally, the Company is currently a party (or its property is subject) to the following pending legal proceedings:

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. The Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. An adverse judgment against the Company could be detrimental to the Company’s financial standing. Additionally, in the event that Patriot is held liable, Patriot alleges that PCS Link is responsible to indemnify and/or contribute to the satisfaction of any damages because PCS Link acted as a sub-contractor on behalf of Patriot with regard to the filed incident. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved. The outcome of this matter is inherently uncertain and could have a materially adverse effect on our business, financial condition and results of operations if decided unfavorably against the Company. In October 2015, John Hall, in his individual capacity, was dismissed from the litigation as a defendant upon a successful motion to dismiss him. At this time, he is no longer a defendant in the litigation. The lawsuit is in the midst of discovery, with all parties providing documents and taking depositions. The court has scheduled a trial date for October 4, 2016. Given that he is no longer a defendant, it appears very likely that John Hall will not experience a negative outcome of a judgment against him. Robin Hood reserves the right to appeal Hall's dismissal from the case, but at this time, no Notice of Appeal has been filed.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. Finance 500, Inc. filed suit against the Company, in the Superior Court of the State of California for the County of Orange (Central Justice) for breach of contract and unjust enrichment, among other things, in the amount of not less than $ 250,000. We believe that we have strong defenses and we are vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not resolved anytime in the near future. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, the outcome of this matter could have a materially adverse effect on our business, financial condition and results of operations.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit Description of Exhibit

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Certification of Principal Corporate Controller Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32	Certification of Principal Executive Officer and Principal Corporate Controller Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD HALL, INC.

/s/ John Hall
John Hall,

Chief Executive Officer
Date:April 13, 2016

