Form 10-Q
period 2016-05-31
GREENWOOD HALL, INC.
filed 2016-07-18
CIK 1557644

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2016

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
Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 31, 2016, there were 49,824,629 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended May 31, 2016 include all adjustments, consisting of normal recurring adjustments, necessary in order to ensure that the unaudited interim financial statements are not misleading.

3

GREENWOOD HALL, INC.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2016 AND AUGUST 31, 2015

	(Unaudited)
	May 31,	August 31,
	2016	2015
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$211,725
Accounts receivable, net	726,731	594,035
Prepaid expenses and other current assets	79,087	125,891
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	842,678	968,511

PROPERTY AND EQUIPMENT, net	93,799	142,872

OTHER ASSETS
Deposits and other assets	74,783	75,034

TOTAL OTHER ASSETS	74,783	75,034

TOTAL ASSETS	$1,011,260	$1,186,417

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,706,812	$1,332,057
Accrued expenses	917,296	634,780
Accrued payroll and related expenses	886,026	441,279
Bank Overdraft	445,117	-
Deferred revenue	360,848	11,100
Accrued interest	628,979	251,751
Due to stockholders / officer	252,019	169,970
Notes payable, net of discount of $385,624 and $1,363,242, respectively	5,048,149	2,955,240
Line of Credit	2,000,000	2,000,000
Derivative liability	490,287	1,664,993
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	13,071,390	9,797,027

Notes payable, non-current	6,787	552,329

TOTAL LIABILITIES	13,078,177	10,349,356

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 49,824,629 and 45,114,297 shares issued and outstanding, respectively	49,825	45,115
Subscription Receivable	(190,000)	-
Additional paid-in capital	14,222,699	9,934,174
Accumulated deficit	(26,149,441)	(19,142,228)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,066,917)	(9,162,939)

Noncontrolling interest	-	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(12,066,917)	(9,162,939)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,011,260	$1,186,417

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

REVENUES	$2,155,082	$2,170,894	$4,823,251	$6,316,282

OPERATING EXPENSES
Direct cost of services	1,212,169	1,364,392	3,396,866	4,374,366
Personnel	809,815	1,223,359	2,121,787	2,623,125
Selling, general and administrative	457,335	283,091	2,083,371	2,332,068
Equity-based expense	222,566	1,031,226	748,992	1,031,226

TOTAL OPERATING EXPENSES	2,701,885	3,902,068	8,351,016	10,360,785

INCOME (LOSS) FROM OPERATIONS	(546,803)	(1,731,174)	(3,527,765)	(4,044,503)

OTHER INCOME (EXPENSE)
Interest expense	(550,801)	(198,477)	(3,240,317)	(510,275)
Change in value of derivatives	(412,115)	(57,956)	(189,380)	(194,826)
Miscellaneous income (expense), net	(16,482)	10,518	(49,752)	(21,343)

TOTAL OTHER INCOME (EXPENSE)	(979,398)	(245,915)	(3,479,449)	(726,444)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(1,526,201)	(1,977,089)	(7,007,214)	(4,770,947)

Provision for income taxes	-	(111)	-	(111)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(1,526,201)	(1,977,200)	(7,007,214)	(4,771,058)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-	-	-

NET INCOME (LOSS)	(1,526,201)	(1,977,200)	(7,007,214)	(4,771,058)

Net income (loss) attributable to non-controlling interests	-	-	-	-

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(1,526,201)	$(1,977,200)	$(7,007,214)	$(4,771,058)

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc. common stockholders	$(0.03)	$(0.05)	$(0.14)	$(0.12)
Income (loss) from discontinuing operations attributable to Greenwood Hall, Inc. common stockholders	-	-	-	-

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(0.03)	$(0.05)	$(0.14)	$(0.12)

Weighted average common shares - basic and diluted	49,281,151	41,221,068	48,397,602	40,048,299

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED MAY 31, 2016 AND 2015

UNAUDITED

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(7,007,214)	$(4,771,058)
Net (income) loss from discontinued operations	-	-
Net income (loss) from continuing operations	(7,007,214)	(4,771,058)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	1,091,761	98,945
Warrants issued for services	123,772	656,798
Stock-based compensation	170,215	140,461
Shares issued for services	455,176	765,765
Shares issued for settlement	1,572,675	-
Depreciation	49,073	47,866
Change in value of derivatives	189,380	194,826
Changes in operating assets and liabilities:
Accounts receivable	(132,696)	311,925
Prepaid expenses and other current assets	46,804	230,903
Deposits and other assets	251	-
Accounts payable	374,755	124,544
Accrued expenses	280,976	117,592
Accrued payroll and related	444,747	31,548
Deferred revenue	349,748	(1,102,500)
Accrued interest	377,228	65,859
Advances from officers, net	82,049	60,882
Net cash provided by (used in) operating activities of continuing operations	(1,531,300)	(3,025,644)
Net cash provided by (used in) operating activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,531,300)	(3,025,644)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	445,117	173,948
Proceeds from issuance of notes payable	595,000	1,701,500
Payments on notes payable	(30,542)	(455,535)
Repurchase of common stock	-	-
Proceeds from the sale of stock	310,000	-
Proceeds from the sale of units	-	1,238,445
Net cash provided by (used in) financing activities of continuing operations	1,319,575	2,658,358
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,319,575	2,658,358

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	(211,725)	(367,286)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH	(211,725)	(367,286)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,725	367,286

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental disclosures:
Interest paid in cash	$181,340	$297,009
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$80,000	$-

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall, Inc., a Nevada corporation (hereinafter referred to as the “Company”, “Greenwood Hall”, “we”, “us” or “our”) is an education technology company. We provide technology-enabled solutions that enable public and private not-for-profit colleges and universities to support student learning anywhere by offering the services and technology that enable schools to revolutionize the way they manage the student lifecycle. Each one of our solutions is designed to help our education partners increase revenue, improve efficiencies, enhance student experience, and improve student outcomes. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. The Company currently has 136 employees and has served more than 60 education clients and over 75 degree programs.

Basis of Presentation

This Quarterly Report on Form 10-Q for the quarter ended May 31, 2016 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended August 31, 2015, filed with the Securities and Exchange Commission (“SEC”) on December 12, 2015. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

Reclassifications

Certain amounts from prior years have been reclassified to conform to current year presentation.

Principles of Consolidation

The consolidated financial statements include the accounts of Greenwood Hall, PCS Link, a wholly owned subsidiary of Greenwood Hall (“PCS Link”), and University Financial Aid Solutions, LLC (“UFAS”), collectively referred to herein as the “Company”, “we”, “us”, “our”, or “Greenwood Hall”. All significant intercompany accounts and transactions have been eliminated in consolidation. Through our affiliate UFAS we provided complete financial aid solutions. During 2013, UFAS ceased operations and is presently winding down its affairs. As a result, UFAS is presented in the accompanying consolidated financial statements as discontinued operations.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of May 31, 2016 and has continued to incur a loss from operations during the first nine months of fiscal year 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from stockholders. During the nine months ended May 31, 2016, the Company generated $1,319,575 from financing activities.

Management is in the process of evaluating various financing alternatives in order to finance our growth and general and administrative expenses as well as materially reducing the Company’s debt.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, Management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders. There can be no assurance that potential financing will be obtained on terms acceptable to Management and future financing may substantially dilute the ownership of existing stockholders.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $53,689 and $117,596 for the nine months ended May 31, 2016, and the nine months ended May 31, 2015, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $170,215 and $1,565,723 for the nine months ended May 31, 2016 and the nine months ended May 31, 2015, respectively. This expense is included in the condensed consolidated statements of operations as Equity-based expense.

Derivative Liabilities

We account for warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our Consolidated Balance Sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification due to provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as assets or liabilities are recorded on our Consolidated Balance Sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expired, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

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

The following table summarizes fair value measurements at May 31, 2016 and August 31, 2015 for assets and liabilities measured at fair value on a recurring basis.

May 31, 2016

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$490,287	$490,287

August 31, 2015

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$1,664,993	$1,664,993

The assumptions used in valuing derivative instruments issued during the nine months ended May 31, 2016 were as follows:

Risk free interest rate	0.51% - 1.22%
Expected life	.01 Years-5.00 years
Dividend yield	None
Volatility	68% - 137%

The following is a reconciliation of the derivative liability related to these instruments for the nine months ended May 31, 2016:

Value at August 31, 2015	$1,664,993
Issuance of instruments	1,313
Change in value	189,380
Net settlements	(1,365,399)
Value as of May 31, 2016	$490,287

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

In January 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities. The update intends to enhance the reporting model for financial instruments to provide users of financial statements with more decision-useful information and addresses certain aspects of the recognition, measurement, presentation, and disclosure of financial instruments. The new standard affects all entities that hold financial assets or owe financial liabilities. For public business entities, the amendments in this Update are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. Management is evaluating the impact of the adoption of these changes will have on the consolidated financial statements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes existing guidance on accounting for leases in "Leases (Topic 840)" and generally requires all leases to be recognized in the consolidated balance sheet. ASU 2016-02 is effective for annual and interim reporting periods beginning after December 15, 2018; early adoption is permitted. The provisions of ASU 2016-02 are to be applied using a modified retrospective approach. The Company is currently evaluating the impact of the adoption of this standard on its consolidated financial statements.

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

In April 2016, the FASB issued AS 2016-10, Revenue from Contracts with Customers (Topic 606), which amends certain aspects of the Board’s new revenue standard, ASU 2014-09, Revenue from Contracts with Customers. The standard should be adopted concurrently with adoption of ASU 2014-09 which is effective for annual and interim periods beginning after December 15, 2017. Early adoption is permitted. The Company has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of the Company’s property and equipment amounted to $49,073 and $47,866 for the nine months ended May 31, 2016 and the nine months ended May 31, 2015, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At May 31, 2016 and August 31 2015, property and equipment consists of the following:

	May 2016	August 2015
Computer equipment	$553,255	553,255
Software and Equipment	39,400	39,400
Furniture & Fixtures	9,177	9,177
	601,832	601,832
Accumulated depreciation	(508,033)	(458,960)
Net property and equipment	$93,799	142,872

3. NOTES PAYABLE

Opus Bank:

On May 28, 2014, the Company entered into a Credit Agreement (the “Opus Credit Agreement”) and related term loan and line of credit with Opus Bank (“Opus”). Pursuant to the terms of the Opus Credit Agreement, the Company issued to Opus a promissory note in the principal amount of $2,000,000, the proceeds of which were required to be used to finance repayment of the amounts owed to TCA Global Credit Master Fund, LP. Monthly payments of principal and interest are required through the maturity date in May 2017. The amounts owed to Colgan Financial Group (“CFG”) and California United Bank (“CUB”), pursuant to their respective note, as described below, are subordinated to amounts owed to Opus under the Opus Credit Agreement and related debt facilities. Amounts outstanding under the Opus Credit Agreement are secured by substantially all of the assets of the Company.

On April 13, 2015, the Company and certain lenders executed a second amendment  (“Second Amendment”) to the Opus Credit Agreement, which was ratified by CUB and CFG (collectively, the “Lenders”). The Second Amendment was designed to provide the Company with increased cash and credit availability as the Company seeks to expand and raise additional equity for working capital purposes. Under the terms of the Second Amendment, the Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Second Amendment also forgave the Company’s obligation to make principal and/or interest payments to the Lenders through August 1, 2015, provided there were no Events of Default by the Company. The line of credit is for a maximum amount of $3,000,000. Payments of interest only are due monthly, and the unpaid balance was due, in full, on the maturity date in January 2016.

As of May 31, 2016 and August 31, 2015, the balance outstanding on the term loan and line of credit under the Opus Credit Agreement, as amended, amounted to $1,583,156 and $2,085,670, respectively. At May 31, 2016, amounts owed pursuant to the Opus Credit Agreement continue to bear interest at a rate of 8.00% per annum.

In connection with the Opus Credit Agreement, the Company issued warrants to purchase 248,011 shares of Common Stock at an exercise price of $1.00 per share, which increased to 375,000 shares as a result of dilutive issuances of equity by the Company during the eight months ended August 31, 2014 . The warrants are exercisable immediately. In the event of future dilutive issuances, the number of shares issuable thereunder shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the nine months ended May 31, 2016, the Company recognized $19,570 of amortization related to this discount, leaving a balance of $26,094 at May 31, 2016.

On September 24, 2015, PCS Link, Inc. dba Greenwood & Hall, a subsidiary of Greenwood Hall, Inc. (“PCS Link”), the Company, and Opus agreed to terms for a Third Amendment, Waiver and Ratification of the Opus Credit Agreement (the “Third Amendment”) amending the Amended and Restated Credit Agreement, as amended, between the parties dated as of July 18, 2014  . The Third Amendment further amends the Opus Credit Agreement as follows:

•	Opus waives all prior covenant defaults.

•	Opus shall have no obligation to advance any further credit to PCS Link, either by way of overdraft coverage or advances on any loans currently outstanding.

•	The maturity date (“Maturity Date”) means the earlier of (i) April 15, 2016, (ii) the date on which the Company issues securities in exchange for aggregate proceeds not less than the outstanding debt owed to Opus, or (iii) the date on which PCS Link sells of all of its capital stock or substantially all of its assets.

•	By October 2, 2015, PCS Link will have issued equity and/or unsecured debt resulting in aggregate gross proceeds not less than $1,250,000.

•	PCS Link shall have no further obligation to comply with the financial covenants under the Credit Agreement.

•	PCS Link shall not be required to make any principal payments until the Maturity Date. All principal, along with all accrued and unpaid interest, shall be due and payable in full on the Maturity Date.

•	The outstanding balance owed by PCS Link shall accrue interest at the rate of 8% per annum beginning on August 1, 2015. PCS Link shall make such interest payments on a monthly basis commencing as of September 1, 2015.

•	Opus will receive a warrant to purchase 1,200,000 shares of Common Stock of the Company at an exercise price of $1.00 per share, not to include anti-dilution or cashless exercise provisions. Opus’s existing warrant, issued on July 18, 2014, shall be surrendered upon issuance of the 1,200,000 warrants.

On July 11, 2016, PCS Link, the Company, and Opus agreed to terms to amend the Third Amendment, Waiver and Ratification Agreement  (the “Fourth Amendment”), which extended the Maturity Date to October 31, 2016.

California United Bank:

In October 2010, the Company issued a promissory note to California United Bank (“CUB”) with a principal amount of $1,250,000, as amended from time to time until May 2013 (the “CUB Note”). The CUB Note bears interest at a variable rate, subject to a minimum of 7.25% per annum. The interest rate at December 31, 2013 was 7.25%. Payments of interest are due monthly with one final payment of all outstanding principal plus accrued interest due on March 5, 2014. The note is secured by substantially all assets of the Company and is guaranteed by one former stockholder/officer of the Company, one current stockholder/officer of the Company, a trust of which one officer/stockholder of the Company is a trustee, and UFAS.

On May 22, 2014, the Company and CUB amended the CUB Note to extend the maturity date to the earlier of i) October 31, 2014 or ii) the completion of specified debt / equity funding. CUB also agreed to subordinate its security interest to another lender if certain criteria were met. In December 2014, the Company entered into a Change in Terms Agreement with CUB, which included another extension of the maturity date of the CUB Note to April 30, 2015 and an adjustment of the interest rate to 5% in excess of the Wall Street Prime Interest Rate.

Pursuant to the Second Amendment to the Opus Credit Agreement, CUB agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also forgave the Company’s obligation to make principal and/or interest payments to the Lenders through August 1, 2015, provided there were no Events of Default by the Company and further extended the maturity date of the facility to April 15, 2016.

In conjunction with the Third Amendment to the Opus Credit Agreement, CUB agreed to the following terms:

•	CUB will grant the Company a forbearance period beginning September 1, 2015 and continuing through April 15, 2016 (the “Forbearance Period”) and extend the maturity of its facility to April 15, 2016.

•	CUB will receive monthly interest payments of interest, in full, during the Forbearance Period.

•	CUB shall be paid deferred interest due upon the Company raising $2,000,000 in working capital if the Company has satisfied its obligations in accordance with Company’s prepared cash projections.

•	CUB will receive a full payoff of all outstanding principal, interest (including accrued and unpaid interest as of the date of the Third Amendment), fees, and expenses (including, but not limited to, CUB’s outside counsel legal fees and costs) under the CUB Note by April 15, 2016 or at the successful consummation of any public offering, strategic private investments, or take private scenario, whichever occurs first.

•	CUB will receive a warrant to purchase 523,587 shares of Common Stock of the Company at an exercise price of $1.00 per share, not to include anti-dilution or cash-less exercise provisions.

As of May 31, 2016, the balance remaining under the CUB Note is $925,907.

On July 14, 2016, CUB extended the Maturity Date of the CUB Note to October 31, 2016.

Colgan Financial Group, Inc.:

During 2013, the Company entered into a Loan and Security Agreement with Colgan Financial Group, Inc. (“CFG”), pursuant to which the Company issued to CFG a promissory note with a principal amount of $600,000 (the “2013 CFG Note”), which bears interest at a rate of 2.5% per month, payable in monthly installments of principal and interest through June 2014. The 2013 CFG Note is guaranteed by a stockholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. The 2013 CFG Note is subordinate to the CUB Note. In July 2014, a payment of $144,000 was made to CFG in connection with an equity funding.

In December 2014, the Company issued to CFG and Robert Logan a promissory note with a principal amount of $500,000 (the “2014 CFG Note”), which bears interest at a rate of 12% per year, payable monthly with a maturity date on the third anniversary of the issuance thereof. The 2014 CFG Note is secured by substantially all assets of the Company and is subordinate to the notes held by Opus and CUB.

In connection with the 2014 CFG Note, the Company granted to CFG the right to receive a warrant to purchase shares of Common Stock upon the full payment or conversion of the principal under the 2014 CFG Note. The conversion feature and warrants both include provisions that call for the respective instruments to be converted or exercised, as applicable, into equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the ten (10) trading days prior to conversion / exercise. As a result of this feature, the warrant and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrant and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $323,000 and is being amortized over the term of the note using the effective interest method. Amortization of the 2014 CFG Note discount during the nine months ended May 31, 2016 amounted to approximately $185,000.

In April 2015, the Company issued to CFG a promissory note for the principal amount of $200,000 (the “2015 CFG Note”) under the Loan and Security Agreement.

Pursuant to the Second Amendment to the Opus Credit Agreement, CFG agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Second Amendment also forgave the Company’s obligation to make any principal and/or interest payments to CFG under the 2013 CFG Note, the 2014 CFG Note or the 2015 CFG Note through August 1, 2015, provided there were no Events of Default by the Company.

In connection therewith, the Company entered into Amendment No. 4 to the Loan and Security Agreement with CFG (the “CFG Fourth Amendment”). Pursuant to the CFG Fourth Amendment, the Company consolidated the 2013 CFG Note and the 2015 CFG Note (the “Consolidated CFG Note”). The balance of the Consolidated Note was $688,120, which CFG had the option to convert at a conversion price equal to the lesser of (i) 85% of the weighted average price per share of the Company’s Common Stock as reported by the exchange or over the counter market for the ten (10) trading days prior to the date of the notice of conversion or (ii) $1.50. The conversion feature is accounted for as a derivative liability in accordance with ASC 815. On the grant date, the conversion feature was valued at approximately $188,000, which was recorded as a note discount. During the nine months ended May 31, 2016, amortization of the Consolidated CFG Note discount amounted to approximately $117,000. As of May 31, 2016, the balance remaining is $985,208 including accrued interest. The Consolidated CFG Note maturity was extended to April 15, 2016 pursuant to an amendment to the note that became effective in September 2015.

On July 12, 2016, CFG extended the Maturity Date of the Consolidated CFG Note to October 31, 2016.

Redwood Fund, LP:

On or about March 31, 2015, the Company entered into a Convertible Note Purchase Agreement with Redwood Fund, LP (“Redwood”) pursuant to which the Company issued to Redwood Fund a convertible promissory note with a principal amount of $250,000 (the “March 2015 Redwood Note”) and the right to receive a warrant to purchase Common Stock upon the full payment or conversion of the principal under the March 2015 Redwood Note. The March 2015 Redwood Note is convertible at a price equal to (i) $1.00 if the Company’s Common Stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported Common Stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported Common Stock price closes below $0.50. The conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with the March 2015 Redwood Note, the Company recorded an aggregate note discount of $177,647, which was amortized to interest expense during the year ended August 31, 2015. On August 18, 2015, Redwood, as part of an additional investment, elected to exercise its existing conversion rights under the March 2015 Redwood Note and corresponding warrant under revised terms, which resulted in an issuance of 3,359,775 additional shares of Common Stock to Redwood. In connection with the revised terms, which related to reducing the exercise price of warrants and the conversion price of the March 2015 Redwood Note, the Company recognized a charge to interest expense of $2,346,461 during the year ended August 31, 2015.

On August 14, 2015, the Company issued a one-year unsecured convertible promissory note to Redwood in the principal amount of $588,236 (the “August 2015 Redwood Note”). In conjunction with the August 2015 Redwood Note, the Company issued to Redwood a warrant to purchase 295,000 shares of the Company’s Common Stock over a period of five (5) years from the issuance thereof at an exercise price of $1.00 per share. Redwood has an option to purchase additional convertible debt to the Company in the principal amount of $250,000 upon the same terms. Interest will accrue monthly at a rate of 10% per annum. In connection with this debt, the Company recorded a note discount equal to $588,236 associated with the measurement of the warrants and conversion issued therewith. In addition to the August 2015 Redwood Note and the corresponding warrant, at the Closing, the Company issued 200,000 shares of Common Stock to Redwood, which were measured at the closing price on the date of issuance. The aggregate value of the shares, warrants and conversion feature exceeded the face value of the August 2015 Redwood Note. As a result, the Company recognized a charge to interest expense in the amount of $1,165,202 on the date of issuance related to such excess value. During the nine months ended May 31, 2016, the Company recognized approximately $441,000 of amortization of note discount.

On November 6, 2015, the Company issued a six-month unsecured promissory note to Redwood in the principal amount of $125,000, at an original issue discount of 20%, or $25,000. Interest will accrue monthly at a rate of 10% per annum. During the nine months ended May 31, 2016, the Company recognized approximately $25,000 of amortization of note discount and $7,089 accrued interest.

On December 14, 2015, the Company issued a short-term unsecured promissory note to Redwood in the principal amount of $30,000, and subsequently amended the principal amount for an additional $15,000 on January 18, 2016. Interest will accrue monthly at a rate of 18% per annum. During the nine months ended May 31, 2016, the Company recognized approximately $3,400 of accrued interest. Principal and interest on this Note shall be due and payable on the earlier of (a) the closing of financing round , whether debt, equity, or convertible debt of at least Two Hundred Fifty Thousand Dollars ($250,000.00) or (b) March 21, 2016 at 5:00P.M. Pacific Standard Time.

On February 4, 2016, the Company issued a one-year unsecured promissory note, personally guaranteed by the Chairman and Chief Executive Officer of the Company, to Redwood in the principal amount of $235,294, at an original issue discount of 15%, or $35,294. Interest will accrue monthly at a rate of 10% per annum. During the nine months ended May 31, 2016, the Company recognized approximately $11,000 of amortization of note discount and $8,000 of accrued interest.

Lincoln Park Capital Fund, LLP:

In April 2015, the Company issued a convertible promissory note to Lincoln Park Capital Fund, LLP (“Lincoln Park”) in the principal amount of $295,000 (the “April 2015 Lincoln Park Note”) and the right to receive a warrant to purchase shares of Common Stock upon the full payment or conversion of the principal under the April 2015 Lincoln Park Note. The April 2015 Lincoln Park Note is convertible at a price equal to (i) $1.00 if the Company’s Common Stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported Common Stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported Common Stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with the April 2015 Lincoln Park Note, the Company recorded a note discount equal to approximately $215,000 associated with the measurement of the warrant and conversion feature issued therewith. During the nine months ended May 31, 2016, the Company recognized approximately $153,000 of amortization of note discount.

On August 21, 2015, the Company issued a one-year unsecured convertible promissory note to Lincoln Park in the principal amount of $295,000 (the “August 2015 Lincoln Park Note”). In conjunction with the August 2015 Lincoln Park Note, the Company issued to Lincoln Park a warrant to purchase 400,000 shares of the Company’s Common Stock for a period of five (5) years following the issuance thereof, at an exercise price of $1.00 per share. Interest will accrue monthly at 10% per annum. In connection with the August 2015 Lincoln Park Note, the Company recorded a note discount equal to approximately $247,000 associated with the measurement of the warrants and conversion issued therewith. During the nine months ended May 31, 2016, the Company recognized approximately $185,000 of amortization of note discount.

On July 15, 2016, Lincoln Park agreed to extend the maturity date of both Lincoln Park Notes to October 31, 2016.

FirstFire Global Opportunities Fund, LLC:

In December 2015, the Company issued a convertible promissory note to FirstFire Global Opportunities Fund, LLC (“FirstFire”) in the principal amount of $275,000 (the “FirstFire Note”) and a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.01. The FirstFire Note is convertible a price of $0.40 per share (the “Fixed Conversion Price”); provided, however that from and after the occurrence of any Event of Default thereunder, the conversion price shall be the lower of: (i) the Fixed Conversion Price or (ii) 75% multiplied by the lowest sales price of the Common Stock in a public market during the twenty-one (21) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion; and provided, further, however, and notwithstanding the above calculation of the conversion price, if, prior to the repayment or conversion of the FirstFire Note, in the event the Company consummates a registered or unregistered primary offering of its securities for capital raising purposes (a “Primary Offering”), FirstFire shall have the right, in its discretion, to (x) demand repayment in full of an amount equal to any amounts outstanding under the FirstFire Note as of the closing date of the Primary Offering or (y) convert any amounts outstanding under the FirstFire Note into Common Stock at the closing of such Primary Offering at a conversion price equal to the lower of (A) the Fixed Conversion Price and (B) a ten percent (10%) discount to the offering price to investors in the Primary Offering; provided, however, that from and after the occurrence of any Event of Default thereunder, the conversion price shall equal the lower of (Y) the Fixed Conversion Price and (Z) a twenty percent (20%) discount to the offering price to investors in the Primary Offering. The Company booked $52,320 in discounts related to the FirstFirst Note. During the nine months ended May 31, 2016, the Company recognized approximately $46,000 of amortization of note discount.

On June 30, 2016, FirstFire agreed to extend the maturity date of the FirstFire Note to August 28, 2016.

Other Promissory Notes

The Company also finances the purchases of small equipment through the sale of promissory notes. The amount of such notes is not deemed significant at May 31, 2016.

The following is a schedule, by year, of future minimum principal payments required under notes payable as of May 31, 2016:

Years Ending August 31,
2016	$7,433,773
2017	$6,787
2018
2019	—
Total	7,440,560
Note discount	(385,624)
$7,054,936

4. STOCKHOLDERS’ EQUITY

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of Common Stock, par value $0.001.

Common Stock

On September 16, 2015, pursuant to the termination of a registration rights agreement between the Company, Rogers , and Byrne United S.A. ("Byrne"), the Company agreed to issue 625,000 shares of Common Stock to Rogers and 625,000 shares of Common Stock to Byrne. The Company recognized an interest expense of $ 1,500,000 associated with this issuance.

On September 24, 2015, CFG converted $ 80,000 in debt at a price of $ 0.10 per share of Common Stock, pursuant to the Third Amendment to the Opus Agreement. This resulted in an increase to equity of $1,365,391 upon settlement of the related derivative liability.

Stock Issued for Services

During the nine months ended May 31, 2016, the Company entered into consulting agreements with multiple vendors for advisory and consulting services. The Company issued and granted to Ignite Capital 500,000 shares of Common Stock valued at $317,500. The Company issued to Uptick Capital 410,332 shares of Common Stock valued at $97,676 to EMC, LLC 500,000 shares of Common Stock valued at $40,000.

The foregoing issuances were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), pursuant to Section 4(a)(2) of the Securities Act inasmuch as the shares and warrants were offered and sold solely to accredited investors and the Company did not engage in any form of general solicitation or general advertising in making the offering.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the stockholders approved, the 2014 Stock Option Plan under which a total of 5,000,000 shares of Common Stock are reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of May 31, 2016, the members of the Board of Directors hold options to purchase an aggregate of 1,750,000 shares of Common Stock at exercise prices ranging from $0.01 to $0.75, which were granted prior to August 31, 2015. An additional 910,000 shares at an exercise price of $0.35 were granted to members of the Board of Directors during the nine months ended May 31, 2016. Employee Stock Options were granted on February 24, 2016 to purchase 1,825,000 shares at a price of $0.08. Employee Stock Options were granted on April 1, 2016 to purchase 500,000 shares at a price of $0.11.

Transactions in 9 Mos 2016	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2015	1,750,000	$0.37	8.54
Granted	3,235,000	$0.16	9.67
Exercised	-	-	-
Cancelled/Forfeited	-	-	-
Outstanding, May 31, 2016	4,985,000	$0.23	9.28
Exercisable, May 31, 2016	1,750,000	$0.37	8.54

The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: no dividends, expected volatility of 30% to 100%, risk free interest rate between 1.21% and 2.72%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.28 years at May 31, 2016. The exercise prices for the options outstanding at May 31, 2016 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
700,000	$0.01	8.15	700,000	0.01	8.15
600,000	$0.50	8.78	600,000	0.50	8.78
450,000	$0.75	8.84	450,000	0.75	8.84
910,000	$0.35	9.44	-	-	-
1,825,000	$0.08	9.74	-	-	-
500,000	$0.11	9.84	-	-	-
4,985,000	$0.23	9.28	1,750,000	$0.37	8.54

Warrants Outstanding

The following is a summary of warrants outstanding at May 31, 2016:

Exercise Price	Number of Warrants	Expiration Date
$1.00	1,264,023	Nov 2024
$0.01	100,000	Jul 2016
$1.00	295,000	Apr 2020
$0.08	1,110,297	Dec 2017
$0.10	1,110,297	Dec 2017
$1.00	400,000	Aug 2020
$0.50	1,176,473	Aug 2020
$0.01	250,000	Dec 2020
$1.00	1,200,000	Aug 2021
$1.00	523,587	Aug 2021
$1.00	20,000	Aug 2021
$1.00	10,000	Aug 2021
$0.01	150,000	Feb 2018
$0.01	250,000	Dec 2019
$1.10	500,000	May 2021

Warrants were issued pursuant to certain consulting agreements and amendments to financing terms. Warrants are booked to additional paid in capital and to interest expense based on stock price at date of grant, exercise price, warrant life, risk free rate and annual volatility. During the nine months ended May 31, 2016, the Company granted warrants to purchase up to 2,653,587 shares of Common Stock, valued at $123,772. During the period ended May 31, 2015, the Company issued 1,264,023 warrants to a consultant for services, valued at $493,329.

Also during the nine months ended May 31, 2015, Mr. Kyle Murphy agreed to accept 250,000 warrants in exchange for previously agreed to stock-based compensation upon his resignation from the Company.

5.  CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the nine months ended May 31, 2016, five (5) customers represented 59.6% of net revenues and for the nine months ended May 31, 2015, one (1) customer and three (3) of such customer’s specific projects represented a total of 41% of revenues. A decision by this customer to cease business relations with the Company may have a material adverse effect on the Company’s financial condition and results of operations.

6. INCOME TAXES

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at May 31, 2016.

As of May 31, 2016, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the nine months ended May 31, 2016 and the nine months ended May 31, 2015, amounted to $553,983 and $398,708, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of May 31, 2016:

Years Ending August 31,
2016 (remaining)	$166,830
2017	676,850
2018	695,282
2019	714,178
2020	717,192
Thereafter	1,642,396
$4,612,728

Employment Agreements

At May 31, 2016, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

On April 18, 2016, the Company’s subsidiary, PCS Link, Inc. (“PCS Link”) entered into a confidential settlement agreement (the "F500 Settlement Agreement") with Finance 500, Inc. (“F500”) and Bridgewater Capital Corporation (“BCC”) related to the resolution of disputes arising under a consulting agreement dated August 5, 2013 (the "F500 Consulting Agreement") between PCS Link, F500, and BCC. Pursuant to the F500 Settlement Agreement and in order avoid the continued cost and uncertainty of litigation, the Company agreed to issue a total of 750,000 shares of Common Stock to F500 and BCC, in return for (a) general release of all claims F500 and BCC may have against PCS Link and (b) F500 and BCC’s dismissal of the lawsuit filed against the Company and referenced in the Company’s Annual Report on Form 10-K and the Quarterly Report on Form 10-Q, filed with the SEC on December 15, 2015 and April 14, 2016, respectively. The Common Stock constitutes "restricted shares" and may only be resold after registration of such shares or the availability of an exemption from registration, including under Rule 144 of the Securities Act of 1933 as amended (the "Securities Act"). The Company shall also pay to F500 and BCC a total $ 130,000, over a twelve-month period commencing on June 12, 2016. The $ 130,000 settlement amount was fully accrued during the nine months ending on May 31, 2016

On July 5, 2016, PCS Link entered into a confidential settlement agreement (“Robin Hood Settlement Agreement”) with the Robin Hood Foundation (“Robin Hood”) and Patriot Communications, LLC (“Patriot”), a client of the Company, regarding, among other things, the resolution of all claims associated with a lawsuit filed by Robin Hood against Patriot and PCS Link. The suit was filed on August 31, 2013 in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and failure to perform, including, among other things, intentional tort claims, seeking relief in an amount of not less than $5,000,000 (collectively, the “Action”). Since the Action was filed, both Patriot and PCS Link have denied all claims made thereunder and engaged in a rigorous defense. Neither Robin Hood, PCS Link, Patriot, nor the other defendants named in the Action admitted to any guilt, wrong-doing, or liability as part of the Robin Hood Settlement Agreement. Pursuant to the Robin Hood Settlement Agreement and in order to avoid the continued cost and uncertainty of litigation, the Company agreed to contribute to an omnibus settlement amount (“Omnibus Settlement Amount”) that will be paid to Robin Hood and funded by the Company, Patriot, and other defendants in the Acton. The Company’s direct cash contribution to settle the Action was $ 400,000 (“PCS Settlement Contribution”). Approximately $380,000 of the PCS Settlement Contribution is to be paid by the Company’s insurance carrier, and the remaining $20,000 will be paid by the Company. In return for the Omnibus Settlement Amount, Robin Hood agreed to (a) release the Company and the Company’s Chief Executive Officer, John Hall (“Hall”), in his individual capacity, from all claims, (b) dismiss the Action against the Company within ten (10) days of executing the Robin Hood Settlement Agreement, and (c) refrain from pursuing an appeal of Hall’s dismissal from the Action by the Superior Court. The Action also included a cross-complaint filed by Patriot against PCS Link. As part of a full resolution of the Action and in order to avoid the continued cost and uncertainty of litigation, PCS Link entered into a separate confidential settlement agreement (“the Patriot Settlement Agreement”) with Patriot, pursuant to which PCS Link agreed to enter into a new five (5) year Master Services Agreement (“MSA”) with Patriot that extends the current service relationship between the Company and Patriot. The MSA shall provide certain preferential pricing and terms to Patriot and shall require PCS Link to provide services to Patriot through October of 2021. In return, Patriot has agreed to (a) release all claims against PCS Link and (b) dismiss its counter-complaint against PCS Link within ten (10) days of execution of the Robin Hood Settlement Agreement.

The Company is the subject of pending litigation, which could cause it to incur significant costs in defending such litigation or in resulting actions or judgments. StoryCorp Consulting, Inc. and David R. Wells filed suit against the Company and the Company’s CEO, John R. Hall, in his individual capacity, on March 11, 2016, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and promissory fraud/false promise, among other things, seeking an the amount of not less than $ 100,000. The Company believes that it has a strong defenses and is vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be resolved until 2017, at the earliest. No trial date has been set. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, the outcome of this matter could have a materially adverse effect on our business, financial condition and results of operations.

8.  DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS has been inactive since 2013. During the nine months ending May 31, 2016 and nine months ending May 31, 2015 there was no activity. There are current assets to be disposed of approximately $37,000 and current liabilities to be disposed of approximately $336,000 as of May 31, 2016 and August 31, 2015, respectively.

9. SUBSEQUENT EVENTS

On June 23, 2016, CFG elected to exercise its existing conversion rights under the 2014 CFG Note and exercise the corresponding warrant, which resulted in an issuance of 1,342,063 additional shares of Common Stock to CFG and 1,842,063 shares to CFG’s designate, Robert Logan. In conjunction with CFG’s conversion, the Company issued to CFG and Mr. Logan warrants that can be exercised for 1,592,063 shares of Common Stock at an exercise price of $0.04 per share and 1,592,063 shares of Common Stock at an exercise price of $ 0.032 per share. After this conversion, the balance of the 2014 CFG Note is $ 400,000.

On June 30, 2016, the Company entered into an Amendment and Waiver Agreement (“Amendment”) of its Securities Purchase Agreement (the “SPA”) with FirstFire and corresponding FirstFire Note. The Amendment extends the maturity date of the FirstFire Note until August 28, 2016. In consideration of the extension of the maturity date of the Note, FirstFire will receive an additional warrant for the purchase of 100,000 shares of the Company’s Common Stock with an exercise price of $ 0.05 per share. If the Company pays the outstanding principal plus interest accrued under the FirstFire Note on or before July 29, 2016, the principal amount thereunder will be increased by $15,000. If the Company does not make such payment on or before July 29, 2016, the principal amount due thereunder shall be increased by $25,000.

On July 5, 2016, PCS Link entered into a confidential settlement agreement (“Robin Hood Settlement Agreement") with the Robin Hood Foundation (“Robin Hood”) and Patriot Communications, LLC. (“Patriot”), a client of the Company, regarding, among other things, the resolution of all claims associated with a lawsuit filed by Robin Hood against Patriot. The suit is described above under the heading “Legal Matters”.

On July 12, 2016, Opus Bank and the Company agreed to extend the Maturity Date of their Promissory Note to October 31, 2016.

On July 13, 2016, California United Bank and Colgan Financial Group agreed to extend the Maturity Dates of its Promissory Notes to October 31, 2016.

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

Company Overview

Greenwood Hall is an education technology company. We provide technology-enabled solutions that enable public and private, not-for-profit colleges and universities to support student learning anywhere by offering the services and technology that enable schools to revolutionize the way they manage the student lifecycle. Each one of our solutions is designed to help our education partners increase revenue, improve efficiencies, enhance student experience, and improve student outcomes. Since 2006, we have customized turnkey solutions that combine experienced strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. The Company currently has 136 employees and has served more than 60 education clients and over 75 degree programs.

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

Our Services

Greenwood Hall solutions provide the infrastructure, technology, and execution the schools need to optimize the way they acquire, serve, and retain students, enabling them to better focus on what they do best – delivering high quality academic programming.

Greenwood Hall’s technology-enabled solutions are segmented into three (3) distinct, but often integrated, elements:

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

Retention & Re-ngagement: Solutions that seek to provide targeted advising, intervention and coaching to students at-risk of dropping out of their academic program or who have already left a program.

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

Recent Developments

On May 2, 2016, the Company entered into a three (3) year subscription agreement with the Board of Regents of the Nevada System of Higher Education (“NSHE”), on behalf of the College of Southern Nevada to provide financial aid advising and student support services.

On May 6, 2016, the Company entered into an agreement with the University of Arizona to provide services related to enrollment management services.

On May 17, 2016, the University of the Southwest and the Company extended the term of a subscription agreement entered into on March 8, 2011 for online program management and enrollment services.

On June 3, 2016, the Company entered into a subscription agreement with Energy Conservation North Carolina to provide relationship and other lifecycle support services.

On June 16, 2016, the Company entered into a subscription agreement with TriCounty Technical College to provide financial aid advising and student support services.

On June 23, 2016, the Company entered into a three (3) year subscription agreement with the Board of Regents of the NSHE, on behalf of Nevada State College to provide financial aid advising and student support services.

On June 23, 2016, the Company entered into a subscription agreement with Rowan-Cabarrus Community College to provide financial aid advising and student support services.

On July 8, 2016, the Company entered into a subscription agreement with Cleary University to provide enrollment management services.

On July 11, 2016, the Company entered into a subscription agreement with Oklahoma City Community College to provide financial aid advising and student support services.

EdTech Versus Legacy/Non-Recurring Revenue

We have two revenue streams – EdTech and Legacy. The EdTech side of our business includes all of our technology-enabled solutions offerings to higher education. It is the growth side of our business and the area that Management believes will generate the highest stockholder value. As such, the Company is focused on the growth of our EdTech offerings. Our Legacy business represents the Company’s non-education lifecycle management services for non-profit organizations as well as certain non-strategic higher education offerings. In order to best maximize stockholder value, Management opted in 2014 to end its efforts to grow the Company’s Legacy business. The Company’s revenues for the first six (6) months of FY-2015 reflect a disproportionate share of Legacy business revenue, whereas revenues for the first six (6) months of FY-2016 reflect a much higher proportion of EdTech revenue.

	Three Months Ended		Nine Months Ended
	31-May-16	31-May-15	31-May-16	31-May-15

Legacy & One-Time Non Recurring	$681,842	$1,182,092	$1,237,536	$3,070,321
EdTech	$1,473,240	$988,802	$3,585,715	$3,245,961
Total Revenue	$2,155,082	$2,170,894	$4,823,251	$6,316,282

Expansion of Sales Efforts & Organic Growth

During the nine month period ending May 31, 2016, we doubled the size of our sales/marketing resources and hired an industry veteran to lead our sales efforts. The objective was to substantially increase revenue growth, specifically in the Company’s core EdTech offerings. The sales expansion has yielded early successes as the Company has successfully renewed seven (7) major contracts with existing customers and added eighteen (18) new customer contracts – to date in FY-2016. Fifteen (15) of the new customer contracts were generated between March 1 and July 15, 2016. The value associated with these contracts is projected to exceed $ 14.8 million. All of these contracts with the exception of two are for higher education services and solutions. While these new contracts will have some impact on FY-2016 revenues, mostly in the second half of the current fiscal year, the bulk of revenue associated with the aforementioned contracts is projected to be recognized in FY-2017 and beyond.

We continue to grow our new business pipeline and we believe the expansion of our sales resources position us well for substantial revenue growth in our core higher education business.

Subsequent Events

Subsequent events are described in Note 9 under Item 1, above, and are incorporated herein by reference.

Adjusted EBITDA

Adjusted EBITDA represents our earnings before interest expense, other income (expense), income taxes, depreciation and amortization, transactional-related expenses, stock-based compensation, and changes in the fair value of our derivative financial instruments. Adjusted EBITDA is a key measure used by Management and the Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management and Board of Directors.

Adjusted EBITDA should not be considered as an alternative to any measure of financial performance calculated and presented in accordance with U.S. GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA in the same manner as we do.

Our use of Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations are:

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

Due to these and other limitations, investors should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of Adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

NET LOSS	$(1,526,201)	$(1,977,200)	$(7,007,214)	$(4,771,058)
Adjustments:
Equity Expense	222,566	1,031,226	748,992	1,031,326
Interest Expense	550,801	198,477	3,240,317	510,275
Transaction Related Expenses	150,000	-	410,000	-
Change in Value of Derivatives	412,115	57,956	189,380	194,826
Miscellaneous Income (expense), net	16,482	(10,518)	49,752	21,343
Total Adjustments	1,351,964	1,277,141	4,638,441	1,757,770
ADJUSTED EBITDA (LOSS)	$(174,237)	$(700,059)	$(2,368,773)	$(3,013,288)

Period-to-Period Fluctuations

Our revenue, cash position, and accounts receivable can fluctuate significantly from quarter to quarter due to variations driven by the academic schedules of our clients’ programs. These programs generally start classes for new and returning students an average of four times per year. Class start dates are not necessarily evenly spaced throughout the year, do not necessarily correspond to the traditional academic calendar and may vary from year to year. As a result, the number of classes our client programs have in session, and therefore the number of students enrolled, will vary from month to month and quarter to quarter, leading to variability in our revenue.

Completion of Operational Restructuring

The Company instituted a major operational restructuring effort in early 2013. The purposes of the restructuring were to (a) prepare the Company to scale its growth significantly in coming years, (b) improve efficiencies, (c) enhance its management team and (d) shed unprofitable elements of its operations. The restructuring included major changes to the Company’s executive team, discontinuation of major segments of the Company’s operations that were deemed unprofitable, and substantial enhancements to the Company’s operations and IT infrastructure. The restructuring effort was costly in terms of reduced revenue, associated expenditures, and opportunity costs. While the restructuring was substantially complete by the end of 2014, the efforts had a negative impact on the Company’s financial performance in the 2014 and 2015 calendar years. Management believes that as of January 1, 2016, the impacts of the 2013- 2014 restructuring on the financial performance of the business are largely behind us, evidenced by the number of new business contracts the Company has executed calendar year to date and the realization of significant cost-savings.

Going Concern

Our financial statements have been prepared on a going concern basis. We must raise additional capital to fund our operations in order to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of May 31, 2016 and continues to incur a loss from continuing operations during the first three quarters.  Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2016.  These factors raise substantial doubt about the Company’s ability to continue as a going concern.  Management is in the process of evaluating various financing alternatives in order to finance our growth and general and administrative expenses as well as materially reducing the Company’s debt load.  These alternatives include raising funds through public or private equity markets and either through institutional or retail investors.  Although there is no assurance that the Company will be successful with our fund raising initiatives, Management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders. There can be no assurance that potential financing will be obtained on term acceptable to management and future financing may substantially dilute the ownership of existing stockholders

Management intends to restore profitability by continuing to grow our operations and customer base while maintaining the overhead savings we achieved during our recent restructuring. Management intends to also restructure the Company’s debt in order to reduce the Company’s debt load. Management believes that the actions presently being taken to further implement its business plan, generate additional revenues, and restructure certain liabilities provide the opportunity for the Company to continue as a going concern. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

Lack of Working Capital

As a result of the Company’s ongoing evaluation of its capital structure, it has, at times, suffered from costly cash flow challenges as well as associated costs, missed opportunities, and inability to fully scale its operations. The lack of working capital has caused the Company to rely heavily on operating revenue as well as other sources of capital, such as debt. The Company believes proper capital investment and less reliance on incurring new debt to finance the Company’s growth will enable the Company to improve its financial performance in the future.

Results of Operations

The following summary of our results of operations should be read in conjunction with our financial statements for the Three Months and Nine months ended May 31, 2016 and May 31, 2015.

	Three Months Ended		Nine months ended
	May 31, 2016	May 31, 2015	May 31, 2016	May 31, 2015

REVENUE	$2,155,082	$2,170,894	$4,823,251	$6,316,282
Direct cost of services	1,212,169	1,364,392	3,396,866	4,374,366
Personnel	809,815	1,223,359	2,121,787	2,623,125
Selling, general and administrative	450,936	283,091	2,076,972	2,332,068
Equity-based expense	98,965	1,031,226	625,391	1,031,026
TOTAL OPERATING EXPENSES	2,571,885	3,902,068	8,221,016	10,360,785

INCOME (LOSS) FROM OPERATIONS	(416,803)	(1,731,174)	(3,397,765)	(4,044,503)
OTHER INCOME (EXPENSE)

Interest expense	(550,801)	(198,477)	(3,240,317)	(510,275)
Change in value of derivatives	(412,115)	(57,956)	(189,380)	(194,826)

Miscellaneous income (expense), net	(16,482)	10,518	(49,752)	(21,343)
TOTAL OTHER INCOME (EXPENSE)	(979,398)	(245,915)	(3,479,449)	(726,444)
NET INCOME (LOSS)	(1,396,201)	(1,977,089)	(6,877,214)	(4,771,058)

Comparison of the Three Months Ended May 31, 2016 (Unaudited) to the Three Months Ended May 31, 2015 (Unaudited)

Revenues: Overall Revenues decreased $15,812, or 0.7%, during the three months ended May 31, 2016, primarily due to lower revenue from the Company’s legacy business that was not associated with the Company’s strategic EdTech offerings that was booked during the same period in 2015. Recurring revenues from the Company’s strategic EdTech offerings increased by $ 484,437, or 49% during three months ended May 31, 2016, compared to the same period in 2015, primarily due to the addition of new education customer contracts in FY-2016.

Direct Cost of Services: Direct cost of services decreased $152,233, or 11.2%, during the three months ended May 31, 2016, primarily due to the decreased revenues and partially offset by improvements in operating efficiencies for the same time period.

Personnel: Personnel costs decreased $413,544, or 33.8%, during the three months ended May 31, 2016, primarily due to a reduction in the number of employees.

Selling, General and Administrative: Selling, general and administrative expenses increased $201,331, or 71.1%, during the three months ended May 31, 2016, primarily due to higher than expected sales incentive costs.

Other Income (Expense): Other expense increased $733,483, or 298.3%, during the three months ended May 31, 2016, due primarily to non-cash interest expenses of $343,406 and derivative revaluation of $354,159

Income (Loss) From Continuing Operations: We experienced a net loss of $546,803 from continuing operations for the three months ended May 31, 2016 which includes stock-based compensation of $195,479 during the three months ended May 31, 2016. This compares with a net loss from continuing operations of $1,731,174, during the three months ended May 31, 2015, a decrease of $1,184,371, or 68.4%.

Comparison of the Nine months ended May 31, 2016 (Unaudited) to the Nine months ended May 31, 2015 (Unaudited)

Revenues: Revenues decreased by $1,493,031, or 23.6%, during the nine months ended May 31, 2016, primarily due to a reduction in revenue related to the Company’s non-EdTech, legacy operations in FY-2015.

Direct Cost of Services: Direct cost of services decreased by $977,500, or 22.3%, during the nine months ended May 31, 2016, primarily due to lower revenues as well as greater overall operating efficiencies.

Personnel: Personnel expenses decreased $501,338, or 19.1%, during the nine months ended May 31, 2016, primarily due to a reduction in the number of employees and greater operational efficiencies.

Selling, General and Administrative: Selling, general and administrative expenses decreased $248,697, or 10.7%, during the nine months ended May 31, 2016, primarily due to the a reduction in the number of employees and greater operational efficiencies.

Other Income (Expense): Other expense increased $2,753,005, or 379%, during the nine months ended May 31, 2016, due primarily to non-cash interest expenses of $2,555,735 including $1,500.000 that was recognized as an interest expense for the issuance of Common Stock associated with the termination of a registration rights agreement.

Income (Loss) From Continuing Operations: As a result of the aforementioned items, we experienced a net loss of $3,527,765 from continuing operations during the nine months ended May 31, 2016, compared with a net loss from continuing operations of $4,044,503 during the nine months ended May 31, 2015, a decrease in loss of $516,738, or 12.8%, due primarily to a reduction in the number of employees and greater overall operating efficiencies.

Liquidity and Capital Resources

Working Capital

	May 31, 2016	Aug 31, 2015
Total Current Assets	$842,678	968,511
Total Current Liabilities	13,071,390	9,797,027
Working Capital Deficit	(12,228,712)	(8,828,516)

The decrease in working capital was due to a reduction in fundraising activities.

Cash Flows

	Nine months ended	Nine months ended
	May 31, 2016	May 31, 2015
Net Cash used by Operating Activities	$(1,531,300)	(3,025,644)
Net Cash provided by Financing Activities	1,319,575	2,658,358

The decrease in net cash used in operating activities in the nine months ended May 31, 2016 as compared to the Nine months ended May 31, 2015 was due to a decrease in revenues as well as a decrease in operating expenses during the nine months ended May 31, 2016. The decrease in cash provided by financing activities in the nine months ended May 31, 2016 as compared to the Nine months ended May 31, 2015 was due to obtaining a decreased amount of financing through the issuance of equity during the Nine months ended May 31, 2016 than was received during the nine Months ended May 31, 2015.

Debt of Companies

A detailed description of the Company’s debt is provided in Note 3 under Item 1 hereunder and is incorporated herein by reference.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal quarter ended May 31, 2016, that have materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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
Date: July 15, 2016

