Form 10-K
period 2016-08-31
GREENWOOD HALL, INC.
filed 2016-12-06
CIK 1557644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 29, 2016, there were 58,741,683 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

DOCUMENTS INCORPORATED BY REFERENCE

None.

GREENWOOD HALL, INC.

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements. These statements are based on the current beliefs, expectations and assumptions of Greenwood Hall, Inc., a Nevada corporation (herein after referred to as the “Company”, “Greenwood Hall”, “we”, “us” or “our”, as applicable), about future events, conditions and results based on information currently available to us. All statements included herein, other than statements of historical fact, regarding the Company’s strategy, future operations, financial position, future revenues, projected costs, plans, prospects and objectives are forward-looking statements. Words such as “expect”, “may”, “anticipate”, “intend”, “would”, “plan”, “believe”, “estimate”, “should” and similar words and expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying forward-looking statements. Forward-looking statements in this report include express or implied statements concerning the Company’s future revenues, expenditures, capital or other funding requirements, the adequacy of the Company’s current cash and working capital to fund present and planned operations and financing needs, expansion of and demand for product offerings and the growth of the Company’s business and operations through acquisitions or otherwise, as well as future economic and other conditions both generally and in the Company’s specific geographic and product markets. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors, including, but not limited to, those set forth below in the section entitled “Risk Factors and Special Considerations” in this report. Given those risks, uncertainties and other factors, many of which are beyond the Company’s control, you should not place undue reliance on these forward-looking statements.

The forward-looking statements relate only to events as of the date on which the statements are made. Neither the Company nor PCS Link, a wholly owned subsidiary of Greenwood Hall (“PCS Link”), undertakes any obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, even if experience or future changes make it clear that any projected results or events expressed or implied therein will not be realized. You are advised to consult any further disclosures the Company makes in future public filings, statements and press releases.

ITEM 1. BUSINESS

Our Mission

Our corporate mission is to enable colleges and universities to remain relevant by helping them expand access to personalized educational opportunities that are flexible and affordable, and to prepare students for career opportunities. We assist schools in maximizing the student experience and driving successful student outcomes while leveraging technology to help reinvent their operating and financial models.

We provide cloud-based education management services that address the entire student lifecycle. Our solutions combine strategy, people, proven processes and robust technology to provide end-to-end services that begin with recruitment and student enrollment and can end with post-graduation job placement, career networking and alumni relations. Our solutions are utilized by schools that need to enhance the student experience and are looking to expand into new markets such as online learning, international and/or competency-based learning. All of our solutions are designed to help public and not-for-profit higher education institutions generate sustainable improvements in operating and financial results, while improving student success and satisfaction.

Our core services include: (a) enrollment management solutions, including lead generation/marketing, prospective student qualification, new student recruitment and enrollment counseling; (b) retention counseling/coaching and the reengagement of students who have dropped out of a particular institution; and (c) student support solutions, including help desk, career advising, student concierge and financial aid advising services. In conjunction with or prior to providing the aforementioned core services, the we also provide (x) consulting services, including market assessments and analysis of internal operational efficiency; and (y) various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid and classroom) and make certain institutional decisions; and (z) management services. In addition to services provided to educational institutions, we provide donor lifecycle management services to various major non-profit organizations. The lifecycle management services for non-profit organizations are mainly related to legacy operations of our Company prior to entering the education marketplace in 2006.

We believe that our end-to-end solutions that span the entire student lifecycle provide us with an advantage over competing providers that often address isolated segments of the student lifecycle spectrum, such as student acquisition and student retention. We generally focus on small to medium-sized private and not-for-profit institutions and medium-sized to large public institutions.

We have a demonstrated track record of helping higher education clients improve their operating and financial performance while improving student outcomes. Since 2006, we have helped colleges and universities generate or retain in excess of $300 million in college tuition revenue by custom tailoring our solutions to each institution’s requirements and organizational structure.

The measured benefits of our clients include:

•	Generating more than 31,000 new enrollments;

•	Securing more than 27,400 continuing enrollments;

•	Generating over 400% return on investment for one major national university on a student retention initiative;

•	Reducing the cost of student services by an average of 41% (excluding intangible costs); and

•	Producing an average client return of 35%-50% on investment using our solutions.

Our key achievements since 2006 include:

•	Serving more than 600,000 traditional and non-traditional students (adult learners/online students);

•	Managing more than 7.6 million student inquiries and transactions; and

•	Responding to 90% of all inquiries for student service (admissions, financial aid and other student services) compared to an average of fewer than 65%, in certain cases where institutions handled their own inquiries.

Our Company is built on a strong foundation of experience. We have an operating history of over 18 years in providing mission critical lifecycle management solutions to leading non-profit ogranizations such as the American Red Cross, Habitat For Humanity and NBC Red Nose Day. During that time, we have generated more than $1.2 billion in aggregate donor contributions for non-profit clients. In 2006, we entered the education sector by leveraging our know-how in serving non-profit organizations and our highly differentiated model for the benefit of higher education clients. We remain committed to providing services to the non-profit sector, but expect the majority of future revenue will continue to come from the education sector.

We have a growing list of clients that include many prestigious colleges and universities, most of which are non-profit institutions. As of November 30, 2016, we have served more than 60 education clients and more than 75 individual degree programs since entering the education sector. Among these notable institutions include the University of Alabama, Pepperdine University, University of Massachusetts, Texas Tech University, Saint Leo University, Concordia University, Simmons College, University of Mississippi, University of Houston and the University of Maine. During 2016, we served the following new clients: University of Arizona, University of Oklahoma, College of Southern Nevada, Nevada State College, Concordia University, Technical College of the Low Country, Oklahoma City Community College, Rowan-Cabarrus Community College, Cleary University, Tri County Technical College and San Juan Community College. The Company also expanded relationships with Troy University, Spartanburg Technical Community College, Greenville Technical College and Red Nose Day USA, organized by Comic Relief Inc. in partnership with NBCUniversal, Inc. Several of our contracts are fixed-fee, subscription-based, annual or multi-year contracts that generate recurring monthly revenue. The remaining contracts are negotiated at an agreed-upon rate, based on the volume of services provided, most of which have at least a one-year term and minimum revenue guarantees. Over the past four years, we have enjoyed a 100% renewal rate among our state school contracts that go through the formal renewal bid process.

We believe that our business is well positioned for growth with an unparalleled technology and services delivery platform that supports the entire student lifecycle. We have a multi-pronged growth strategy that includes adding new clients and expanding our solution offerings to existing clients. To execute our growth strategy, we expanded our sales force and thought leadership through presentations at industry conferences to develop relationships that drive our business. We also plan to enhance our offerings through additional “software as a service” and other technology offerings aimed at supporting student engagement and success.

Our Company has a strong operational infrastructure to support continued growth. Our technology-enabled platform is capable of handling millions of inquiries, we operate state-of-the-art education service centers and our cloud-based technology platform supports multilingual inbound and outbound calls, email inquiries, web chat, click-to-chat, text messaging and instant messaging twenty-four hours per day, seven days per week. Our platform is technology-agnostic and can be easily incorporated with any client technology that comes with a client engagement.

Our Company is headquartered in Los Angeles, California, and we have facilities and offices in Phoenix, Arizona and College Station, Texas.

We generate revenue by charging recurring (subscription) and transactional fees associated with the specific services we provide to our customers. Our most significant expenses are employee compensation, sales and marketing, developing and maintaining facilities and technology and debt service.

Market Overview and Opportunities

Based on a report released in September 2014, by Eduventures, a research and advisory firm focused on higher education, estimates that the near-term addressable market for student lifecycle management services and technology exceeds $20 billion in the higher education market alone. As of August 31, 2016, we have market penetration of less than 1% of the more than 4,700 not-for-profit colleges and universities in the United States. Our low-level of current market penetration creates a sizable opportunity for Greenwood Hall and positions us for revenue growth.

The market for higher education management services is currently ripe for disruption due to declining enrollment at many not-for-profit institutions, which has increased the cost per enrolled student in some instances. Additionally, due to shifts in how students want their education delivered, many institutions are facing new challenges in enrolling, engaging and retaining students. More students are seeking solutions that provide flexible access to education, meet affordability requirements, help accomplish education and career goals and meet their return-on-investment expectations given tuition costs. Among the trends driving these changes include the proliferation of cost-effective mobile devices and social media, broad availability of data (including predictive analytics and more data-based decision making), greater flexibility in the delivery of education (including online, on-campus and mobile) and students’ desire for more personalized support. Most colleges and universities do not have the resources (human capital, technology or financial) or know-how to effectively meet these challenges.

Longer-term market trends for growth bode well for our Company due to increasing demand for post-secondary education. Additionally, it is expected that the economy will create 55 million job openings by 2020, 65% of which will require postsecondary education. (Source: Georgetown University Center on Education and the Workforce).

Subsequent Events

The following events occurred after August 31, 2016, through November 29, 2016.

On September 2, 2016, the Company entered into a Services Agreement with Fourth Quadrant, Inc., pursuant to which the Company will provide education management services to Marian University in Indianapolis, Indiana.

On October 14, 2016, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with PCS Link, Inc., a California corporation and the Company’s wholly-owned subsidiary (“PCS”), and Moriah Education Management, LLC, a Delaware limited liability company (“Moriah”), pursuant to which Moriah granted a loan to PCS in exchange for a promissory note in the principal amount of $3,500,000 (“Moriah Loan”). The Company also entered into a Stock Pledge Agreement (the “Stock Pledge Agreement”) with Moriah, pursuant to which the Company pledged 1,007,920 shares of common stock of PCS held by the Company, representing 100% of the issued and outstanding shares of common stock of PCS, and (ii) John R. Hall, the Chief Executive Officer of the Company and the Chief Executive Officer of PCS, executed a personal guaranty (the “Personal Guaranty”), to secure PCS’ obligations under the Loan Agreement. In connection with the Loan Agreement, on October 14, 2016, the Company and Moriah entered into a Securities Issuance Agreement pursuant to which the Company issued a five-year warrant to purchase 8,125,000 shares of the Company’s common stock at a price of $0.14 per share and a seven-year warrant to purchase 3,500,000 shares of the Company’s common stock at a price of $0.12 per share. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933. On October 14, 2016, in consideration for the Personal Guaranty, the Company issued to John Hall, its Chief Executive Officer, a five-year warrant to purchase up to 5,000,000 shares of common stock of the Company at a price of $0.10 per share. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933.

In connection with the Moriah Loan, the Company entered into a Note Purchase and Restructuring Agreement, dated September 30, 2016, with Redwood Fund LP (“Redwood”), pursuant to which Redwood agreed to (i) forgive all amounts owed to Redwood under that certain convertible promissory note issued on November 6, 2015 with a principal amount of $125,000 and all amounts owed to Redwood under that certain convertible promissory note issued on December 14, 2015 with a principal amount of $30,000, (ii) consolidate all other indebtedness owed by the Company to Redwood in exchange for $300,000 (the “Additional Funding”), and (iii) accept from the Company a promissory note (“September 2016 Promissory Note”) in the principal amount of $1,418,496.92, representing such consolidated indebtedness and Additional Funding at an original issue discount of 15%. The September 2016 Promissory Note shall be due and payable on the first anniversary thereof. In further connection with the Moriah Loan, the Company, Moriah and Redwood entered into a Subordination Agreement, dated October 14, 2016, pursuant to which Redwood agreed to subordinate all indebtedness owed thereto so long as any obligations of the Company owed to Moriah under the Loan Agreement remain outstanding; provided, however, that the Company may continue to make regular payments of interest under the September 2016 Promissory Note.

In connection with the Moriah Loan, the Company entered into an Exchange Agreement, dated October 14, 2016, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company authorized the issuance to Lincoln Park new notes (the “September 2016 Lincoln Park Notes”) in the respective principal amounts of $685,000 and $250,000, and corresponding warrants exchange for the cancellation of any and all obligations under notes and warrants issued by the Company to Lincoln Park pursuant to note purchase agreements dated April 24, 2015 and August 21, 2015. In further connection with the Moriah Loan, the Company, Moriah and Lincoln Park entered into a Subordination Agreement, dated October 14, 2016, pursuant to which Lincoln Park agreed to subordinate all indebtedness owed thereto so long as any obligations of the Company owed to Moriah under the Loan Agreement remain outstanding; provided, however, that the Company may continue to make regular payments of interest under the September 2016 Lincoln Park Notes.

On October 14, 2016, in connection with the Moriah Loan, the Company amended and restated that certain secured promissory note, dated December 23, 2013 (as amended, amended and restated, supplemented or otherwise, modified, the “2013 Colgan Note”) (the “2013 Colgan Amended Note”), in a principal amount equal to $840,892.80, representing the outstanding balance of the 2013 Colgan Note, less $150,000 paid by the Company to Colgan Financial Group, Inc. (“CFG”) and Robert Logan (together with CFG, the “Colgan Investor”). On the effective date of the 2013 Colgan Amended Note, in connection with the Moriah Loan, the Company amended and restated that certain secured convertible promissory note, dated December 5, 2014 (as amended, amended and restated, supplemented or otherwise modified, the “2014 Colgan Note”) (the “2014 Colgan Amended Note”), to extend the exercise period of any stock purchase warrants issued to the Investor in connection with the 2014 Colgan Note to five years following the issuance of the 2014 Colgan Amended Note in a principal amount equal to $400,000. In further connection with the Moriah Loan, the Company, Moriah and CFG entered into a Subordination Agreement, dated October 14, 2016, pursuant to which CFG agreed to subordinate all indebtedness owed thereto so long as any obligations of the Company owed to Moriah under the Loan Agreement remain outstanding; provided, however, that the Company may continue to make regular payments of interest under the 2013 Colgan Amended Note and 2014 Colgan Amended Note.

On October 14, 2016, in connection with the Moriah Loan, the Company entered into certain payoff and settlement agreements (“Payoff Agreements”) with Opus Bank (“Opus”) and California United Bank (“CUB”). In accordance with the Payoff Agreements, the Company (a) issued to Opus a five (5) year warrant for the purchase of 2,000,000 shares of the Company’s common stock with an exercise price of $ 0.10 per share, and (b) amended the exercise price of a warrant issued to CUB on December 14, 2015 for the purchase of 523,587 shares of the Company’s common stock from $ 1.00 per share to $ 0.10 per share.

On October 28, 2016, Seminole State College in Sanford Florida extended its services agreement with the Company through April 30, 2017.

On November 1, 2016, Michael Sims and Matthew Toledo notified the Company and the Company’s Board of Directors (the “Board”) of their resignations as directors on the Board, effective November 1, 2016. The resignations of Mssrs. Sims and Toledo were not due to any disagreements relating to the operations, policies or practices of the Company.

On November 1, 2016, we entered into an amendment to our services agreement with the University of Alabama to extend the agreement through December 31, 2017.

On November 4, 2016, we entered into an amendment to our services and subscription agreement with Troy University in Troy, Alabama to extend the agreement through December 31, 2017.

On November 22, 2016, Frederic Boyer tendered to the Company a written resignation (the “Resignation”) as director on the Board, effective immediately, in which Mr. Boyer expressed disagreement with certain management practices as it related to the Board of Directors. A copy of the Resignation is filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on November 29, 2016.

On November 28, 2016, the Company announced it had entered into an agreement with Borough of Manhattan Community College to provide various advisory services.

On November 28, 2016, the Board of Directors appointed Michael Poutre II, Cary Sucoff and Jerry Rubinstein to the Board of Directors, effective as of December 7, 2016.

Our Solutions

We offer cloud-based, end-to-end solutions that address the pressures that make the efficient management of the student lifecycle among the most critical priorities for higher education institutions today. We believe we are uniquely qualified to help institutions of higher learning face these dynamic changes due to our comprehensive student lifecycle management solutions. We have a demonstrated track record of generating results as well as financial and operational improvement for colleges and universities in multiple sectors, a proven and scalable operating model and a clearly defined technology roadmap to expand our service offerings.

Our solutions have helped our clients to improve student recruitment and retention, increase revenue and reduce costs, enhance student satisfaction, better understand students’ needs, provide students with support twenty-four hours per day, seven days per week, launch online learning enterprises and compete with larger or more well-known schools.

We have a competitive advantage in offering a unique, comprehensive student lifecycle management solution that combines technology, processes, strategy and people. We take a flexible approach to developing customized programs for each client engagement with the ability to deliver solutions either bundled or unbundled. Additionally, we offer a fee-for-service model, which offers more compatibility with the marketplace than a “tuition sharing” approach.

Our Growth Strategy

Key initiatives of our growth strategy include (1) expanding direct sales and marketing resources to generate growth from new and existing customers; (2) enhancing and developing new strategic partnerships to expand reach; (3) employing differentiated technologies, including analytics and business intelligence, that aim to maximize student success and enhance experiences while providing our education partners with increased levels of visibility into their student populations; and (4) building on our industry and thought leadership position to create visibility and demand.

Our Services

Key components of our end-to-end student lifecycle management solutions are:

•	Student Recruitment & Enrollment – Our Student Recruitment and Enrollment services include interactive and traditional lead-generation as well as end-to-end recruitment solutions for academic programs of all types, including online degree programs. We help clients identify and reach out to qualified potential students, recruit prospective students, provide enrollment counseling and advice on financial aid options and eligibility, guide students through the enrollment process and help to ensure that students have a positive first week experience. From the first interaction with prospective students, our enrollment counselors act as an extension of the client to establish and foster close, collaborative relationships with students. In our experience, these close relationships, which begin in the recruitment process and extend through the entire student lifecycle, result in significantly improved leads to enrollment rates, increased persistence, enhanced student experience and better student outcomes over the long term.

•	Retention & Reengagement – Our student retention counselors and success coaches leverage web-based tools and analytics to monitor and assess student progress against their stated education and career goals and provide student-specific advising. Counselors proactively contact their assigned students each term to ensure students register for the next term, have all necessary instructional materials and textbooks, have made any necessary payment arrangements and are current on any financial aid requirements and to offer the necessary support to foster student persistence. In many cases, our counselors also work to reengage students who have left a particular institution or have dropped out of an academic program.

•	Student Services - We also offer student concierge services that provide students with personalized support on a wide range of needs including financial aid, payments, registration, help desk, password resets and portal navigation.

Competition

The Company competes with a number of firms directly and indirectly. Key competitors include: 2U, Inc., Embanet-Pearson, Blackboard Inc., Ellucian, Inc., Xerox Higher Education Services, Royall & Company, Keypath Education, Wiley Higher Education Solutions, Instructure, Inc., Ruffalo Noel Levitz, Academic Partnerships, LLC and Global Financial Aid Services, Inc. In many cases, companies serving the marketplace focus on specific services, such as enrollment, online programs, marketing or financial aid. Competitors may also differ based on their revenue and pricing models. While some companies generate revenue based on a percentage of tuition from programs they support for their clients, we employ a fee-for-service model. While Greenwood Hall generally focuses on small to medium-sized private and not-for-profit and medium-sized to large public institutions, the Company is also planning to focus more resources on conducting business with larger private-for-profit institutions and certain select not-for-profit institutions.

Customers

The Company principally supports post-secondary colleges and universities, primarily in the not-for-profit and public sectors. Current and past education customers include: the University of Alabama, University of Arizona, Concordia University, University of Central Florida, Embry Riddle Aeronautical University, University of the Southwest, Seminole State College, University of South Alabama, Orange Coast Community College, University of Mississippi, Pepperdine University, University of Massachusetts, Simmons College, Texas Tech University, University of Houston and Shorelight Education. Our not-for-profit customers outside of the education market include American Red Cross, NBC Red Nose Day, MarkeTouch Media, Inc. and Patriot Communications, LLC. Currently, our four (4) largest customers account for approximately one-third of our revenue.

Government Regulation

Higher education is heavily regulated by state and federal governmental , market forces and self-regulation in the form of private accreditation associations of universities, as recognized by the United States Department of Education (the “USDOE”). Accrediting bodies play a significant role in overseeing institutional financial health, operating practices and academic quality. The USDOE supervises these accrediting bodies while playing a major role in regulating the higher education marketplace through the federal government’s involvement in higher education through the issuance and guarantee of student loans as well as direct grant funding. These programs, known as Federal Student Aid (FSA), are regulated under the authority of Title IV of the United States Code. Title IV’s design ensures colleges and universities act as ethical stewards of federal funds. Mainly, it regulates enrollment practices, accountability reporting and, in the case of for-profit institutions, how much of a school’s revenue comes from federal student aid programs. Funding through Title IV is important as it relates to students’ ability to attend college and institutions to operate. The federal government has taken a more involved role in the regulation of higher education over the past six (6) years. With federal education policy focused on increasing college attainment, the likelihood of reduction of overall federal support of higher education is minimal; however, the federal government has begun to fund alternative forms of higher education, including “competency-based” programs, and has indicated a desire to provide funding based on student outcomes. Further, the federal government requires colleges and universities to increase disclosures regarding student experiences and outcomes, implemented a “score card” system that rates post-secondary schools and has enacted regulations that could limit the ability of certain schools to offer certain types of academic programs if they are deemed to not provide a sufficient level of employment and income for students compared to the cost of the program.

Employees

As of the date of this report, we have 163 employees, all of whom are employed full-time.

Available Information

We are subject to the reporting requirements of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We are not required to deliver an annual report to our security holders, but will provide one voluntarily if a written request is sent to us at our principal executive office at 12424 Wilshire Boulevard, Suite 1030, Los Angeles, California 90024. Reports filed with the SEC pursuant to the Exchange Act, including our annual and quarterly reports, can be inspected and copied on official business days during the hours of 10:00 a.m. to 3:00 p.m. prevailing eastern time at the public reference facilities maintained by the SEC at 100 F Street, N.E., Washington, D.C. 20549. Investors may obtain information on the operation of the public reference room by calling the SEC at 1-800-SEC-0330. Investors can request copies of these documents upon payment of a duplicating fee by writing to the SEC. The reports we file with the SEC are also available on the SEC’s website (http://www.sec.gov ).

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

Rose, Snyder & Jacobs LLP, our independent registered public accounting firm for the fiscal year ended August 31, 2016, has included an explanatory paragraph in their opinion that accompanies our audited consolidated financial statements as of and for the year ended August 31, 2016, indicating that our current liquidity position raises substantial doubt about our ability to continue as a going concern. If we are unable to improve our liquidity position we may not be able to continue as a going concern. Our ability to raise the capital needed to improve our financial condition may be hindered by the existing anti-dilution protections in existing investor agreements. The accompanying consolidated financial statements do not include any adjustments that might result if we are unable to continue as a going concern and, therefore, be required to realize our assets and discharge our liabilities other than in the normal course of business which could cause investors to suffer the loss of all or a substantial portion of their investment.

We currently do not have sufficient sources of liquidity to fund our activities and debt service needs and we will need to raise additional equity or debt capital immediately in order to continue as a going concern and we cannot provide any assurance that we will be successful in doing so.

Risks Related to Our Business

We have incurred losses for fiscal 2016 and we expect our operating expenses to increase in the foreseeable future, which may make it more difficult for us to achieve and maintain profitability.

We are not profitable and have incurred losses in the last fiscal year. Our net loss for the year ended August 31, 2016 was $8.5 million. As of August 31, 2016, we had an accumulated deficit of $13.0 million. We will need to generate and sustain increased revenue levels in future periods in order to become profitable, and even if we do, we may not be able to maintain or increase our level of profitability. We anticipate that our operating expenses will increase substantially in the foreseeable future as we undertake increased technology and production efforts to support a growing number of client programs, and increase our program marketing and sales efforts to drive the increase of universities and colleges utilizing our services. In addition, as a public company, we will incur significant accounting, legal and other expenses that we did not incur as a private company. These expenditures will make it harder for us to achieve and maintain profitability. Our efforts to grow our business may be more costly than we expect, and we may not be able to increase our revenue enough to offset our higher operating expenses. If we are forced to reduce our expenses, our growth strategy could be compromised. We may incur significant losses in the future for a number of reasons, including unforeseen expenses, difficulties, complications and delays and other unknown events. As a result, we can provide no assurance as to whether or when we will again achieve profitability. If we are not able to achieve and maintain profitability, the value of our Company and our Common Stock could decline significantly.

Our ability to grow and compete in the future will be adversely affected if adequate capital is not available to us or not available on terms favorable to us.

The ability of our business to grow and compete depends on the availability of adequate capital. We cannot be certain that we will be able to obtain equity or debt financing on acceptable terms, or at all, to implement our growth strategy. As a result, we cannot be certain that adequate capital will be available to finance our current growth plans, take advantage of business opportunities or respond to competitive pressures, any of which could harm our business.

We will need substantial additional funding to continue our operations, which could result in dilution. We may not be able to raise capital when needed, if at all, which would force us to delay, reduce or eliminate our development of new programs or commercialization efforts and could cause our business to have insufficient funding for our current operations.

The expansion of our operations and our restructuring have consumed substantial amounts of cash during the last year. We expect to need substantial additional funding to continue to pursue our business and continue with our expansion plans. Furthermore, we expect to incur additional costs associated with operating as a public company. We may also encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may increase our capital needs and/or cause us to spend our cash resources faster than we expect. Accordingly, we will need to obtain substantial additional funding in order to continue our operations. To date, we have financed our operations entirely through equity investments by founders and other investors and the incurrence of debt, and we expect to continue to do so in the foreseeable future. Additional funding from those or other sources may not be available when or in the amounts needed, on acceptable terms, or at all. If we raise capital through the sale of equity, or securities convertible into equity, it would result in dilution to our then existing stockholders, which could be significant depending on the price at which we may be able to sell our securities. If we raise additional capital through the incurrence of additional indebtedness, we would likely become subject to further covenants restricting our business activities, and holders of debt instruments may have rights and privileges senior to those of our equity investors. In addition, servicing the interest and principal repayment obligations under debt facilities could divert funds that would otherwise be available to support development of new programs and marketing to current and potential new clients. If we are unable to raise capital when needed, or on attractive terms, we could be forced to delay, reduce or eliminate development of new programs or future marketing efforts. Any of these events could significantly harm our business, financial condition and prospects.

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

The following factors, many of which are largely outside of our control, may prevent us from successfully attracting and maintaining our client base:

•	Cost of marketing. The cost of recruiting students continues to rise. If the cost of marketing becomes too prohibitive, universities and colleges may not be able to afford our services.
•	Financial outlook for colleges and universities. Demographic changes, increased competition, concerns about return on investment as it relates to a post-secondary education, market saturation, public scrutiny involved in raising tuition and less costly alternatives have impacted a large number of post-secondary schools in the United States. Many of our clients are highly dependent on tuition revenue and/or funding that is derived from state/federal sources or federally-guaranteed student loan programs. Without reliable tuition revenue coming in, many of our clients would not be able to continue to operate. Further, the financial condition of many of our would-be clients can impact their ability to contract with our Company. If the financial outlook for colleges and universities continues to worsen, it could be increasingly difficult to generate new business and to maintain existing client contracts. This could have a material impact on our ability to grow and operate profitably.
•	Lower cost alternatives such as competency based learning programs and Massive Open Online Courses (MOOCs). Technology, open source content, and a focus on mastery/competency versus completing a traditional academic program could provide students with viable alternatives to completing a traditional degree program at a fraction of the cost and potentially better job prospects. Should these alternatives become commonly accepted or provide specific paths and usable credentials to students in a more efficient way than earning a degree, our ability to market our programs to our clients could be significantly compromised.
•	Damage to client reputation. Because we market to specific colleges, universities, non-profit and for-profit organizations, the reputations of our clients are critical to those institutions and organizations having a need for our education management and relationship management services. Many factors affecting our clients’ reputations are beyond our control and can change over time, including their academic performance and ranking among educational institutions and negative publicity about the college, university, non-profit or for-profit corporations.

•	Our lack of control over our clients’ admissions decisions. Even if we are able to identity prospective students for a program, there is no guarantee that students will be admitted to the program. Our clients retain complete discretion in their admissions decisions, and any changes to admissions standards, or inconsistent application of admissions standards, could affect student enrollment and our ability to generate revenue for our education management services.
•	Our lack of control over our clients’ ability to serve students. Even if we are able to identity prospective students or enroll students for a program, there is no guarantee that students will be served well and efficiently. Today’s students expect state-of-the-art amenities and service twenty-four hours per day, seven days per week. If one component of the student experience is lacking, there could be an adverse impact on student enrollment and our ability to generate revenue for our education management services.

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

The process of identifying programs and student management needs at Tier 2 and Tier 3 colleges and universities that we believe will be a good fit for our platform, and then negotiating contracts with potential clients, is complex and time consuming. We must integrate our platform with the various student information and other operating systems our clients use to manage functions within their institutions. This process of launching a new program is time-consuming and costly and, under our agreements with our clients, we are primarily responsible for the significant costs of this effort, even before we generate any revenue. Additionally, during the life of our client agreements, we are responsible for the costs associated with continued program marketing, maintaining our technology platform and providing non-academic and other support for students enrolled with our clients. Further, because of the initial reluctance on the part of some colleges and universities to embrace a new method of delivering and managing their education services and the complicated approval process within universities, our sales process to attract and engage a new client can be lengthy. Depending on the particular college or university, during the process, we may face resistance from university administrators or faculty members. The sales cycle for a new student management program often spans one year or longer. In addition, our sales cycle can vary substantially from program to program because of a number of factors, including the approval processes of the client or disagreements over the information and manner in which we are providing our student management services. Even if a college or university is ready to proceed with our services, limitations on funding can prevent us from finalizing an agreement with a new client. Further, even when a new program is launched with a client, because of the lengthy period required to recoup our investment in a program, unexpected developments beyond our control could occur that result in the client ceasing or significantly curtailing a program before we are able to fully recoup our investment. We spend substantial effort and management resources on our new sales efforts without any assurance that our efforts will result in the launch of a new service for a client. If we invest substantial resources pursuing unsuccessful opportunities, we may never recover our costs, we may forego other more profitable client relationships, and our operating results and growth would be harmed.

Future programs with colleges and universities outside the United States could expose us to risks inherent in international operations.

One element of our growth strategy is to expand our international operations and establish a worldwide client base. We cannot be certain whether our expansion efforts into international markets will be successful. Our experience with attracting clients in the United States may not be relevant to our ability to attract clients in other emerging markets. In addition, we would face risks in doing business internationally that could constrain our operations and compromise our growth prospects, including:

•	the need to localize and adapt online degree programs for specific countries, including translation into foreign languages and ensuring that these programs enable our clients to comply with local education laws and regulations;
•	data privacy laws that may require data to be handled in a specific manner;
•	difficulties in staffing and managing foreign operations, including employment laws and regulations, different pricing environments, longer sales cycles, longer accounts receivable payment cycles and collections issues;
•	new and different sources of competition and practices that may favor local competitors;
•	weaker protection for legal rights than in the United States and practical difficulties in enforcing rights outside of the United States;
•	compliance challenges related to the complexity of multiple, conflicting and changing governmental laws and regulations, including employment, tax, privacy and data protection, and anti-bribery laws and regulations, such as the U.S. Foreign Corrupt Practices Act;
•	increased financial accounting and reporting burdens and complexities;
•	restrictions on the transfer of funds;
•	adverse tax consequences, including the potential for required withholding taxes for our overseas employees;
•	unstable regional and economic political conditions; and
•	future agreements with international clients that may provide for payments to us to be denominated in local currencies. In such case, fluctuations in the value of the U.S. dollar and foreign currencies could impact our operating results when translated into U.S. dollars, and we may not be able to engage in currency hedging activities to effectively limit the risk of exchange rate fluctuations.

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

Our continued growth and future profitability depends on our ability to successfully scale up newly launched programs with our clients. As we continue growing our business, we plan to continue to hire new employees at a rapid pace, particularly in our program marketing and sales team, our technology team and our operations team. If we cannot adequately train these new employees, we may not be successful in acquiring new clients and expanding the services we are providing for our current clients, which would adversely impact our ability to generate revenue, and our clients could lose confidence in the knowledge and capability of our employees. If we cannot quickly and efficiently scale up our technology to handle growing numbers of students and data, and new client programs, our clients’ experiences with our platform may suffer, which could damage our reputation among colleges and universities, and their faculty and students, as well as our reputation with our non-profit and corporate clients and their customers. Our ability to effectively manage any significant growth of new programs will depend on a number of factors, including our ability to:

•	satisfy existing clients and attract new clients to our existing programs;
•	assist our clients in recruiting qualified faculty to support their programs;
•	successfully introduce new features and enhancements, and maintain a high level of functionality in our platform; and
•	deliver high quality support to our clients and their faculty, students and customers.

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

If our security measures are breached or fail, resulting in unauthorized disclosure of data, we could lose clients, fail to attract new clients and be exposed to protracted and costly litigation.

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

We expect existing competitors and new entrants to the education management market to constantly revise and improve their business models in response to challenges from competing businesses, including ours. If these or other market participants introduce new or improved delivery of education management and technology-enabled services that we cannot match or exceed in a timely or cost-effective manner, our ability to grow our revenue and achieve profitability could be compromised. Our primary competitors include 2U, Inc., Embanet-Pearson, Blackboard Inc., Xerox Higher Education Services, Keypath Education., Ellucian, Inc., Instructure, Inc., Royall & Company, Wiley & Company, Ruffalo Noel Levitz,, Academic Partnerships, LLC and Global Financial Aid Services, Inc., all of which are large education management companies. There are also several new and existing vendors providing some or all of the services we provide to other segments of the education market, and these vendors may pursue the institutions we target. In addition, colleges and universities may choose to continue using or develop their own education management solutions in-house, rather than pay for our solutions. Some of our competitors and potential competitors have significantly greater resources than we do. Increased competition may result in pricing pressure for us in terms of the fees that we are able to negotiate to receive from a client. The competitive landscape may also result in longer and more complex sales cycles with a prospective client or a decrease in our market share among selective colleges and universities, either of which could negatively affect our revenue and future operating results and our ability to grow our business.

If we cannot compete successfully against our competitors, our ability to grow our business and achieve profitability could be impaired.

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

The services we offer to colleges, universities, non-profit and for-profit organizations require these companies and organizations to have a need for our education management and relationship management services. To the extent economic conditions make it difficult for students to obtain the necessary employment or financial aid, enrollment numbers may drop and colleges and universities may not have as great a need for our services. Similarly, if macroeconomic conditions are such that non-profit and for-profit corporations reduce their event marketing efforts or reduce the services they offer, they may not have a need for our services.

Activities of the U.S. Congress could result in legislation or regulations that negatively impact our operations.

The United States Department of Education (“USDOE”) plays a significant role in regulating the higher education marketplace. Federal Student Aid (“FSA”) programs are regulated under the authority of Title IV of the United States Code and ensure that colleges and universities act as ethical stewards of federal funds. The federal government has increased its role in the regulation of higher education over the past five years, has begun to fund alternative forms of higher education, including “competency-based” programs, and has indicated a desire to provide funding based on student outcomes. Further, the federal government is requiring colleges and universities to increase disclosures regarding student experiences and outcomes, is implementing a “score card” system that rates post-secondary schools, and is actively considering additional regulations that could limit the ability of certain schools to offer certain types of academic programs if they fail to provide a sufficient level of employment and income for students compared to the cost of the program. The increased scrutiny and results-based accountability initiatives may place additional regulatory burdens on colleges and universities and companies like us that provide services to them. Congress could also enact laws or regulations that require us to modify our practices in ways that could increase our costs. In addition, the USDOE is conducting an ongoing series of rulemakings to assure the integrity of the Title IV programs. The USDOE also has proposed implementing a ratings system by the 2015-16 academic year that would “rate” the effectiveness of every college and university in the United States that receives federal funding. The vast majority of colleges and universities are not selective schools and could be rated poorly. The USDOE has also proposed that colleges and universities with more favorable ratings might receive additional funding (including federally guaranteed student loans) from the federal government, whereas, schools that do not meet a certain minimum rating threshold, could find themselves at a disadvantage. Any of these, or other changes, implemented by the USDOE could hurt our ability to market and recruit for our university clients or adversely impact the viability of a significant number of clients in our market.

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

Risks Related to Ownership of Our Common Stock

There is not now, and there may never be, an active, liquid and orderly trading market for our Common Stock, which may make it difficult for to sell shares of our Common Stock.

There is not now, nor has there been since our inception, significant trading activity in our Common Stock or a market for shares of our Common Stock, and an active trading market for our shares may never develop or be sustained. As a result, investors in our Common Stock must bear the economic risk of holding those shares for an indefinite period of time. Although our Common Stock is quoted on the OTC Quote Board (“OTCQB”), an over-the-counter quotation system, trading of our common stock is extremely limited and sporadic and at very low volumes. We do not now, and may not in the future, meet the initial listing standards of any national securities exchange, and we presently anticipate that our Common Stock will continue to be quoted on the OTCQB or another over-the-counter quotation system in the foreseeable future. In those venues, our stockholders may find it difficult to obtain accurate quotations as to the market value of their shares of our Common Stock, and may find few buyers to purchase their stock and few market makers to support its price. As a result of these and other factors, it may not be possible to resell shares of our Common Stock at or above the price for which they were purchased, or at all. Further, an inactive market may also impair our ability to raise capital by selling additional equity in the future, and may impair our ability to enter into strategic partnerships or acquire companies or products by using shares of our Common Stock as consideration.

We have no plans to pay dividends.

To date, we have paid no cash dividends on our Common Stock. For the foreseeable future, earnings generated from our operations will be retained for use in our business and not to pay dividends. In addition, the terms of our existing credit facilities preclude, and the terms of any future debt agreements is likely to similarly preclude, us from paying dividends. As a result, capital appreciation, if any, of our common stock will be the sole resource of gain for stockholders for the foreseeable future. Investors seeking cash dividends should not purchase our common stock.

The application of the SEC’s “penny stock” rules to our Common Stock could limit trading activity in the market, and our stockholders may find it more difficult to sell their stock.

Our Common Stock is trading at less than $5.00 per share and is therefore subject to the SEC penny stock rules. Penny stocks generally are equity securities with a price of less than $5.00. Penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer’s account. The broker-dealer must also make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity, if any, in the secondary market for a security that becomes subject to the penny stock rules. The additional burdens imposed upon broker-dealers by such requirements may discourage broker-dealers from effecting transactions in our securities, which could severely limit their market price and liquidity of our securities. These requirements may restrict the ability of broker-dealers to sell our Common Stock and may affect the ability to resell our Common Stock.

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

We cannot be certain that we will, in the future, identify areas requiring improvement in our internal control over financial reporting. We cannot be certain that the measures we will take to remediate any areas in need of improvement will be successful or that we will implement and maintain adequate controls over our financial processes and reporting in the future as we continue our growth. If we are unable to establish appropriate internal financial reporting controls and procedures, it could cause us to fail to meet our reporting obligations, result in the restatement of our financial statements, harm our operating results, subject us to regulatory scrutiny and sanction, cause investors to lose confidence in our reported financial information and have a negative effect on the market price for shares of our Common Stock.

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

Certain of our executive officers and directors own a significant percentage of our outstanding capital stock. As of the date of this report, our executive officers, directors, holders of 5% or more of our capital stock and their respective affiliates beneficially own over 60% of our outstanding voting stock. The holdings of our directors and executive officers may increase further in the future upon vesting or other maturation of exercise rights under any of the options or warrants they may hold or in the future be granted or if they otherwise acquire additional shares of Common Stock. The interests of such persons may differ from the interests of our other stockholders, including investors. As a result, in addition to their board seats and offices, such persons will have significant influence over and control all corporate actions requiring stockholder approval, irrespective of how the Company’s other stockholders, including investors, may vote, including the following actions:

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

As of August 31, 2016, PCS Link had federal and state net operating loss carry-forwards due to prior period losses, which, if not utilized, will begin to expire in 2032 for federal and state purposes, respectively. These net operating loss carry-forwards could expire unused and be unavailable to offset future income tax liabilities, which could adversely affect our profitability. In addition, under Section 382 of the Internal Revenue Code of 1986, as amended, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50% change, by value, in its equity ownership over a three-year period, the corporation’s ability to use its pre-change net operating loss carry-forwards and other pre-change tax attributes to offset its post-change income may be limited. We have not completed an analysis to determine what, if any, impact any prior ownership change has had on our ability to utilize our net operating loss carry-forwards. In addition, we may experience ownership changes in the future as a result of subsequent shifts in our stock ownership. If we determine that an ownership change has occurred and our ability to use our historical net operating loss carry-forwards is materially limited, it would harm our future operating results by increasing our future tax obligations.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any real property. We lease our corporate headquarters and education service center facilities. Our corporate headquarters are located at 12424 Wilshire Blvd, Suite 1030, Los Angeles, California 90024. We also lease space located at 2504 Kent Street, Bryan, Texas 77802, and 21410 North 19th Avenue, Suite 210, Phoenix, Arizona 85027.

ITEM 3. LEGAL PROCEEDINGS

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

On January 15, 2015, Finance 500, Inc. (“F500”) and Bridgewater Capital Corporation (“BCC”) filed suit against PCS Link alleging breach of contract. On April 18, 2016, the Company’s subsidiary, PCS Link, Inc. (“PCS Link”) entered into a confidential settlement agreement (the "F500 Settlement Agreement") with F500 and BCC related to the resolution of disputes arising under a consulting agreement dated August 5, 2013 (the "F500 Consulting Agreement") between PCS Link, F500, and BCC. Pursuant to the F500 Settlement Agreement and in order avoid the continued cost and uncertainty of litigation, the Company agreed to issue a total of 750,000 shares of Common Stock to F500 and BCC, in return for (a) a general release of all claims F500 and BCC may have against PCS Link and (b) F500 and BCC’s dismissal of the lawsuit. The Company also agreed to pay to F500 and BCC a total $ 130,000, over a twelve-month period commencing on June 12, 2016.

On August 31, 2013, the Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) alleging breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, Chief Executive Officer of the Company (“Hall”), in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. In October 2015, Hall, in his individual capacity, was dismissed from the litigation as a defendant upon a successful motion to dismiss him. On July 5, 2016, PCS Link entered into a confidential settlement agreement (“Robin Hood Settlement Agreement”) with the Robin Hood and Patriot regarding, among other things, the resolution of all claims associated with the lawsuit. Pursuant to the Robin Hood Settlement Agreement, (i) Robin Hood received a settlement payment, of which approximately $380,000 was paid by the Company’s insurance carrier and $20,000 was paid by the Company, and (ii) Robin Hood agreed to (a) release the Company and Hall from all claims, (b) dismiss the Action against the Company, and (c) refrain from pursuing an appeal of Hall’s dismissal from the action by the Superior Court. The action also included a cross-complaint filed by Patriot against PCS Link. As part of a full resolution of the action and in order to avoid the continued cost and uncertainty of litigation, PCS Link entered into a separate confidential settlement agreement (the “Patriot Settlement Agreement”) with Patriot, pursuant to which PCS Link agreed to enter into a new five (5) year Master Services Agreement (“MSA”) with Patriot that extended the existing service relationship between the Company and Patriot, providing for certain preferential pricing and terms to Patriot and requiring PCS Link to provide services to Patriot through October 2021. In return, Patriot agreed to (i) release all claims against PCS Link and (ii) dismiss its counter-complaint against PCS Link.

On March 11, 2016, StoryCorp Consulting, Inc. and David R. Wells filed suit against the Company and the John R. Hall, in his individual capacity, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and promissory fraud/false promise, among other things, seeking an amount of not less than $100,000. The Company believes that it has a strong defenses and is vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be resolved until 2017, at the earliest. No trial date has been set. If we fail in defending any such claims or settling these claims, in addition to paying monetary damages or a settlement payment, the outcome of this matter could have a material adverse effect on our business, financial condition and results of operations.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is currently available for trading in the over-the-counter market and is quoted on the Over the Counter Quote Board (“OTCQB”) under the symbol “ELRN.” Prior to July 29, 2014, our stock traded under the symbol “DIVO.” As of the date of this report, there was no minimal bid history for the Common Stock.

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

Holders

As of November 29, 2016, there are approximately 12 record holders of 58,741,683 shares of Common Stock. As of the date of this filing, 37,567,335 shares of Common Stock are issuable upon the exercise of outstanding warrants and options, and pursuant to certain executed stock purchase agreements. As of August 31, 2016, 18,942,335 shares of Common Stock were issuable upon the exercise of outstanding warrants and options, and pursuant to certain executed stock purchase agreements.

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

Sales of Unregistered Securities

The Company disclosed its sales of unregistered securities during the fiscal year in its Quarterly Report on Form 10-Q for the quarter ended November 30, 2015, filed on January 19, 2016, and in its Current Reports on Form 8-K, filed on April 19, 2016, July 5, 2016 and October 19, 2016.

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

Company Overview

Based in Los Angeles, California with Education Service Centers in Phoenix, Arizona and College Station, Texas, Greenwood Hall is a provider of technology-enabled student lifecycle management solutions that help colleges and universities increase revenue and improve student engagement and outcomes. Since 2006, Greenwood Hall has developed customized turnkey solutions that combine strategy, people, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, as well as increase revenues and expand into new marketing channels, such as online learning. Greenwood Hall has served more than 70 education clients, over 80 degree programs and over 600,000 students.

We provide cloud-based education management services that address the entire student lifecycle. Our end-to-end services begin with recruitment and student enrollment and end with post-graduation job placement, career networking and alumni relations. Our solutions are utilized by schools that need to enhance the student experience and are looking to expand into new markets such as online learning, international and/or competency-based learning. All of our solutions are designed to help public and not-for-profit higher education institutions generate sustainable improvements in operating and financial results, while improving student success and satisfaction.

Our core services include: (a) enrollment management solutions, including lead generation/marketing, prospective student qualification, new student recruitment, and enrollment counseling; (b) retention counseling/coaching and the reengagement of students who have dropped out of a particular institution; and (c) student support solutions including help desk, career advising, student concierge, and financial aid advising services. In conjunction with or prior to providing the aforementioned core services, we also provide (x) consulting services, including market assessments and analysis of internal operational efficiency; (y) various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid, and classroom) and make certain institutional decisions; and (z) management services. In addition to services provided to educational institutions, we provide donor lifecycle management services to various major non-profit organizations. The lifecycle management services for non-profit organizations are mainly related to legacy operations of our Company prior to entering the education marketplace in 2006.

We believe that our end-to-end solutions that span the entire student lifecycle provide us with an advantage over competing providers that often address isolated segments of the student lifecycle spectrum, such as student acquisition and student retention. We generally focus on small to medium-sized private and not-for-profit institutions and medium-sized to large public institutions.

Our Services

Key components of our end-to-end student lifecycle management solution are:

•	Student Recruitment & Enrollment – Our Student Recruitment and Enrollment services include interactive and traditional lead-generation as well as end-to-end recruitment solutions for academic programs of all types, including online degree programs. We help clients identify and reach out to qualified potential students, recruit prospective students, provide enrollment counseling and advice on financial aid options and eligibility, guide students through the enrollment process and help to ensure that students have a positive first week experience. From the first interaction with prospective students, our enrollment counselors act as an extension of the client to establish and foster close, collaborative relationships with students. In our experience, these close relationships, which begin in the recruitment process and extend through the entire student lifecycle, result in significantly improved leads to enrollment rates, increased persistence, enhanced student experience and better student outcomes over the long term.

•	Retention & Reengagement – Our student retention counselors and success coaches leverage web-based tools and analytics to monitor and assess student progress against their stated education and career goals and provide student-specific advising. Counselors proactively contact their assigned students each term to ensure students register for the next term, have all necessary instructional materials and textbooks, have made any necessary payment arrangements and are current on any financial aid requirements and to offer the necessary support to foster student persistence. In many cases, our counselors also work to reengage students who have left a particular institution or have dropped out of an academic program.

•	Student Services - We also offer student concierge services that provide students with personalized support on a wide range of needs including financial aid, payments, registration, help desk, password resets and portal navigation.

Going Concern

As more fully described in Note 1 to the financial statements appearing later in this report, our independent registered public accounting firm has included an explanatory paragraph in their report on our financial statements included with this report for the year ended August 31, 2016 related to the uncertainty of our ability to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of August 31, 2016 and incurred a loss from continuing operations during fiscal 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing and advances from stockholders. During the twelve (12) months ended August 31, 2016, the Company received a gross amount of approximately $905,000 from debt and equity financing.

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

Lack of Working Capital

The Company has never been adequately capitalized. As a result, the Company has at times suffered from costly cash flow challenges as well as associated costs, missed opportunities and inability to fully scale its operations. The lack of working capital has caused the Company to rely heavily on operating revenue as well as other sources of capital, such a debt. The Company believes proper capital investment and less reliance on incurring new debt to finance the Company’s growth will enable the Company to improve its financial performance in the future.

Debt Service

The costs associated with the Company’s debt coupled with restrictions on the Company’s cash flow availability, created significant strain on the Company’s cash flow, ability to invest in new business opportunities, operate efficiently and maximize employee morale.

Critical Accounting Policies

Our financial statements, which appear at Item 8, have been prepared in accordance with accounting principles generally accepted in the United States, which require that we make certain assumptions and estimates that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, variable interest entities, allowances for doubtful accounts, the valuation of deferred income taxes, tax contingencies and long-lived assets. These estimates are based on historical experience and on various other factors that we believe to be reasonable under the circumstances. Actual results could differ from those estimates. For additional information relating to these and other accounting policies, see note 1 to our financial statements appearing elsewhere in this report.

Our significant accounting policies are set forth in Note 1 to our financial statements. Of those policies, we believe that the policies discussed below may involve a higher degree of judgment and may be more critical to an accurate reflection of our financial condition and results of operations.

Revenue Recognition

The Company’s contracts are typically structured into two categories, (i) fixed-fee service contracts that span a period of time, often in excess of one year, and (ii) service contracts at agreed-upon rates based on the volume of service provided, typically with a term of one year. Some of the Company’s service contracts are subject to guaranteed minimum amounts of service volume.

The Company recognizes revenue when all of the following have occurred: (i) persuasive evidence of an agreement with the customer exists, (ii) services have been rendered, (iii) the selling price is fixed or determinable, and (iv) collectability of the selling price is reasonably assured. For fixed-fee service contracts, the Company recognizes revenue on a straight-line basis over the period of contract performance. Costs incurred under these service contracts are expensed as incurred.

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

Derivative Liabilities

We account for stock purchase warrants as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants classified as equity are recorded as additional paid-in capital on our Consolidated Balance Sheet and no further adjustments to their valuation are made. Some of our warrants were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Warrants classified as derivative liabilities and other derivative financial instruments that require separate accounting as assets or liabilities are recorded on our Consolidated Balance Sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

The following is a discussion and analysis of the results of operations and financial condition for the years ended August 31, 2015 and August 31, 2016. The Financial Statements should not be relied on for an understanding of the current financial status of the Company.

Overview

The Company was incorporated under the laws of the State of Nevada on February 27, 2012 under the name “Divio Holdings, Corp.” Initially, the Company sold motorcycles but later discontinued the motorcycle business and was engaged in organizational efforts, obtaining initial financing and seeking a business combination.

On July 22, 2014, Divio entered into a Merger Agreement (the “Merger Agreement”) with its wholly owned subsidiary, Merger Sub, and PCS Link, Inc. (“PCS Link”). Pursuant to the Merger Agreement, Merger Sub merged with and into PCS Link with PCS Link remaining as the surviving corporation (the “Merger”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased, and PCS Link became a wholly owned subsidiary of Divio. In connection with the Merger and at the effective time thereof, the holders of all of the issued and outstanding shares of PCS Link Common Stock exchanged all of such shares (other than “dissenting shares” as defined in California Corporations Code Section 1300) for a combined total of 25,250,000 shares of Common Stock of the Company, representing approximately 71% of the total outstanding shares on the date of the Merger. In connection with the merger, Divio Holdings, Corp. changed its name to Greenwood Hall, Inc.

The Merger was accounted for as a “reverse merger” with PCS Link as the accounting acquirer and the Company as the legal acquirer. Although, from a legal perspective, the Company acquired PCS Link, from an accounting perspective, the transaction is viewed as a recapitalization of PCS Link accompanied by an issuance of stock by PCS Link for the net assets of Greenwood Hall. This is because Greenwood Hall did not have operations immediately prior to the merger, and following the merger, PCS Link was the operating company. PCS Link’s stockholders owned 71% of the outstanding shares of Greenwood Hall immediately after completion of the transaction.

Results of Operations

	Year	Year
	Ended	Ended
	31-Aug-16	31-Aug-15

REVENUES	7,554,436	8,064,245

OPERATING EXPENSES
Direct cost of services	4,843,395	6,174,794
Personnel	3,029,631	2,044,157
Selling, general and administrative	2,549,223	3,164,891
Equity-based expense	828,978	1,658,149

TOTAL OPERATING EXPENSES	11,251,237	13,041,991

INCOME (LOSS) FROM OPERATIONS	(3,696,801)	(4,977,746)

OTHER INCOME (EXPENSE)
Interest expense	(3,799,891)	(4,687,542)
Change in value of derivatives	(962,135)	(112,735)
Miscellaneous income (expense), net	(66,234)	(63,888)

TOTAL OTHER INCOME (EXPENSE)	(4,828,260)	(4,864,165)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8,525,061)	(9,841,911)

Provision for (benefit from) income taxes	(633)	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,524,428)	(9,841,911)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-

NET INCOME (LOSS)	(8,524,428)	(9,841,911)

Net income (loss) attributable to noncontrolling interests	-	-

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(8,524,428)	$(9,841,911)

Revenues : Revenues decreased $509,809, or 6.3%, during the period ended August 31, 2016, primarily due to the one-time nature of a significant portion of revenue that was not associated with the Company’s core higher education business that was booked during the first quarter of the one year period ended August 31, 2015. Recurring revenues from the Company’s core higher education business increased by 46% during period ended August 31, 2016, compared 2015, primarily due to the addition of new customer contracts in FY-2016.

Direct Cost of Services: Direct cost of services decreased by $1,331,399 or 21.6%, during the period ended August 31, 2016, largely reflecting improvements in operating efficiencies.

Personnel : Personnel costs increased by $985,474, or 48.2%, during the period ended August 31, 2016, mostly because of an increase in the number of employees required to serve growth in the Company’s core higher education business.

Selling, General and Administrative : Selling, general and administrative expenses decreased by $ 615,658, or 19.5%, during the period ended August 31, 2016, primarily due to a reduction in overhead costs.

Equity-based expense: Equity-based expense decreased by $829,171 or 50% during the period ending August 31, 2016 mainly due to significant warrants being issued in 2015 for services compared to 2016.

Other Income (Expense): Other expense decreased by $35,905, or 0.7%, during the period ended August 31, 2016, substantially due to non-cash interest expenses including a $ 1,500,000 expense that was recognized as interest expense for the issuance of Common Stock associated with the termination of a registration rights agreement in September 2015..

Income (Loss) From Continuing Operations : As a result of the aforementioned items, we experienced a net loss of $8,524,428 from continuing operations during the period ended August 31, 2016, compared with a net loss from continuing operations of $9,841,911 during the period ended August 31, 2015, a decrease of $1,317,483, or 13.4%.

EdTech Versus Legacy/Non-Recurring Revenue

We have two revenue streams – EdTech and Legacy. The EdTech side of our business includes all of our technology-enabled solutions offerings to higher education. It is the growth side of our business and the area that Management believes will generate the highest stockholder value. As such, the Company is focused on the growth of our EdTech product suite. Our Legacy business represents the Company’s non-education lifecycle management services for non-profit organizations as well as certain non-strategic higher education offerings. In order to best maximize stockholder value, Management opted in 2014 to end its efforts to grow the Company’s Legacy business. The Company’s revenues for FY-2015 reflect a disproportionate share of Legacy business revenue, whereas revenues for FY-2016 reflect a much higher proportion of EdTech revenue.

	Twelve Months Ended
	August 31, 2016	August 31, 2015
Legacy	$1,413,207	$3,853,088
EdTech	$6,141,229	$4,211,177
Total Revenue	7,554,436	8,064,265

EdTech revenue increased by $ 1,930,052 or 46% during the year period that ended on August 31, 2016 compared to the year period that ended August 31, 2015, primarily due to an increase in EdTech contracts, that commenced services in the third and fourth quarters of FY-2016.

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

Due to these and other limitations, investors should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of Adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Twelve Months Ended
	August 31, 2016	August 31, 2015

NET LOSS	$(8,524,428)	$(9,841,911)
Adjustments:
Equity Expense	827,569	1,658,149
Interest Expense	3,799,891	4,687,542
Other Expense	-	-
Transaction Related Expenses	455,642	-
Change in Value of Derivatives	962,135	112,735
Miscellaneous Income (expense), net	66,234	63,888
Total Adjustments	6,111,471	6,522,314
ADJUSTED EBITDA (LOSS)	$(2,412,957)	$(3,319,597)

Adjusted EBITDA improved by $ 906,640 or 27% during the year period that ended on August 31, 2016 compared to the year period that ended August 31, 2015, primarily due to increases in revenue and efficiencies.

Liquidity and Capital Resources

Working Capital

	31-Aug-16	31-Aug-15
Total Current Assets	934,039	968,511
Total Current Liabilities	14,061,690	9,797,027
Working Capital Deficit	-13,127,651	-8,828,516

The decrease in working capital was due to the funding of on-going operations.

Cash Flows

We experienced a net loss of $8,524,428 from continuing operations during the period ended August 31, 2016. Historically, we have financed our operations from cash generated through operating activities and proceeds from debt instruments. We intend to return to profitability in the future, however, we will require additional capital funding until such time.

The following is a summary of the Company’s cash flows provided by operating, investing and financing activities for the twelve months ended August 31, 2016 and August 31, 2015.

	Year Ended	Year Ended
	31-Aug-16	31-Aug-15
Net Cash used by Operating Activities	-1,874,788	-3,363,812
Net Cash provided by Financing Activities	1,666,061	3,217,428

Net cash used in operating activities from continuing operations was $1,874,788 compared with net cash used by operating activities from continuing operations of $3,363,812 during the year ended August 31, 2015, representing a 44.3% decrease. The primary factor resulting in the change in cash provided by operating activities from continuing operations was increased efficiciencies and the reduction of overhead.

Net cash provided by financing activities during 2016 amounted to $1,666,061 compared with net cash provided by financing activities during 2015 of $3,217,428, representing a 48.2% decrease, primarily due to a decrease in fundraising.

Debt of Companies

Opus Bank

As of August 31, 2016, the aggregate balance outstanding on the promissory notes owed to Opus Bank (“Opus Notes”), as amended, amounted to $3,515,152. The maturity date of the Opus Notes was October 31, 2016. The Opus Notes were secured by substantially all the assets of the Company and its subsidiaries. The Opus Notes were not-convertible into shares of the Company’s common stock.

California United Bank

As of August 31, 2016, the aggregate balance outstanding on the promissory note owed to California United Bank (“CUB Note”), as amended, amounted to $876,250. The maturity date of the CUB Note was October 31, 2016. The CUB Note was secured by substantially all the assets of the Company and its subsidiaries. The CUB Note was not-convertible into shares of the Company’s common stock.

Colgan Financial Group, Inc.

As of August 31, 2016, the aggregate principal balance outstanding on the promissory notes owed to Colgan Financial Group, Inc. (“Colgan Notes”), as amended, amounted to $1,088,120. The maturity date of the Colgan Notes was October 31, 2016. The Colgan Notes, combined are convertible into 47,127,133 shares of the Company’s common stock. The Colgan Notes are secured by substantially all the assets of the Company and its subsidiaries.

Redwood Fund, LP

As of August 31, 2016, the aggregate principal balance outstanding on the unsecured promissory notes owed to Redwood Fund, LP. (“Redwood Notes”), as amended, amounted to $993,530. The maturity date of the Redwood Notes was October 15, 2016. One of the Redwood Notes was convertible into 1,680,674 common shares of the Company.

Lincoln Park Capital Fund, LLP

As of August 31, 2016, the aggregate principal balance outstanding on the unsecured promissory notes owed to Lincoln Park Capital Fund, LLP. (“Lincoln Park Notes”), as amended, amounted to $590,000. The maturity date of the Lincoln Park Notes was October 31, 2016. The Lincoln Park Notes were convertible into 1,180,000 common shares of the Company.

FirstFire Global Opportunities Fund, LLC

As of August 31, 2016, the principal balance outstanding on the unsecured promissory note owed to First Fire Global Opportunities Fund, LLC. (“First Fire Note”), as amended, amounted to $392,500. The maturity date of the First Fire note was September 26, 2016. The First Fire Note was convertible into 26,166,667 common shares of the Company.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Holding Company

From the time of the Company’s inception until consummation of the Merger, the Company operated as a development stage enterprise by devoting substantially all of its efforts to financial planning, raising capital, research and development and developing markets for its services. Since the consummation of the Merger, the Company has acted as a holding company, holding its wholly owned subsidiary, PCS Link.

Cash and Cash Equivalents

Cash and cash equivalents include time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less. The Company maintains cash and cash equivalents at financial institutions, which periodically may exceed federally insured amounts.

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

ITEM 8. FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Greenwood Hall, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Greenwood Hall, Inc. and Subsidiaries (the “Company”) as of August 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of August 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has an accumulated deficit, a working capital deficit, and has generated substantial losses during the years ended August 31, 2016 and 2015. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters also are described in Note 1. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Rose, Snyder & Jacobs LLP

Encino, California

November 29, 2016

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

AUGUST 31, 2016 AND AUGUST 31, 2015

	2016	2015
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$211,725
Accounts receivable, net	800,836	594,035
Prepaid expenses and other current assets	96,343	125,891
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	934,039	968,511

PROPERTY AND EQUIPMENT, net	80,315	142,872

OTHER ASSETS
Deposits and other assets	79,783	75,034

TOTAL OTHER ASSETS	79,783	75,034

TOTAL ASSETS	$1,094,137	$1,186,417

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,062,464	$1,332,057
Accrued expenses	687,624	634,780
Accrued payroll and related expenses	745,405	441,279
Bank Overdraft	801,784	-
Deferred revenue	194,861	11,100
Accrued interest	755,083	251,751
Due to stockholders / officer	302,880	169,970
Notes payable, net of discount of $183,732 and $1,363,242 respectively	5,329,149	2,955,240
Line of Credit	2,000,000	2,000,000
Derivative liability	846,583	1,664,993
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	14,061,690	9,797,027

Notes payable, non-current	-	552,329

TOTAL LIABILITIES	14,061,690	10,349,356

COMMITMENTS AND CONTINGENCIES (see Note 8)

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 53,717,501 and 47,943,273 shares issued and outstanding, respectively	53,718	47,943

Additional paid-in capital	14,835,385	9,934,174
Subscription Receivable	(190,000)	-
Accumulated deficit	(27,666,656)	(19,142,228)

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,967,553)	(9,162,939)

Noncontrolling interest	—	—

TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	(12,967,553)	(9,162,939)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$1,094,137	$1,186,417

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

	2016	2015

REVENUES	7,554,436	8,064,245

OPERATING EXPENSES
Direct cost of services	4,843,395	6,174,794
Personnel	3,029,631	2,044,157
Selling, general and administrative	2,549,223	3,164,891
Equity Based expense	828,978	1,658,149

TOTAL OPERATING EXPENSES	11,251,237	13,041,991

INCOME (LOSS) FROM OPERATIONS	(3,696,801)	(4,977,746)

OTHER INCOME (EXPENSE)
Interest expense	(3,799,891)	(4,687,542)
Change in value of derivatives	(962,135)	(112,735)
Miscellaneous income (expense), net	(66,234)	(63,888)

TOTAL OTHER INCOME (EXPENSE)	(4,828,260)	(4,864,165)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(8,525,061)	(9,841,911)

Provision for (benefit from) income taxes	-633	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(8,524,428)	(9,841,911)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-

NET INCOME (LOSS)	(8,524,428)	(9,841,911)

Net income (loss) attributable to noncontrolling interests	-	-

Net income (loss) attributable to PCS Link, Inc. common stockholders	$(8,524,428)	$(9,841,911)

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc. common stockholders	$(0.17)	$(0.24)
Income (loss) from discontinuing operations attributable to Greenwood Hall, Inc. common stockholders	$-	$-

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(0.17)	$(0.24)

Weighted average common shares - basic and diluted	49,391,957	40,552,638

See report of independent registered public accounting firm
and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-	Subscription	Accumulated	Total Greenwood Hall, Inc. Stockholders' Equity	Noncontrolling	Total Stockholders' Equity
	Shares	Amount	in Capital	Receivable	Deficit	(Deficit)	Interest	(Deficit)
Balance, August 31, 2014	38,536,450	$38,536	$3,149,711		$(9,300,317)	$(6,112,070)	$-	$(6,112,070)
Issuance of units (1 share and 1 warrant) for cash, net of fees	1,000,000	1,000	999,000			1,000,000		1,000,000
Issuance of shares for cash, net	250,000	250	238,195			238,445		238,445
Warrants issued for service			656,998			656,998		656,998
Conversion of notes payable	3,064,755	3,065	303,411			306,476		306,476
Issuance of stock with debt						-		-
Issuance of warrants with debt			231,818			231,818		231,818
Reclassification of warrants to liabilities						-		-
Shares issued for services	1,518,092	1,519	809,246			810,765		810,765
Stock-based Compensation			190,386			190,386		190,386
Settlement of derivatives			27,925			27,925		27,925
Warrants exercised	545,000	545	4,905			5,450		5,450
Warrants and shares issued with debt	200,000	200	976,148			976,348		976,348
Inducement to exercise warrants and convert debt			2,346,431			2,346,431		2,346,431
Net loss	-	-	-	-	(9,841,911)	(9,841,911)	-	(9,841,911)
Balance, August 31, 2015	45,114,297	$45,115	$9,934,174	$-	$(19,142,228)	$(9,162,939)	$-	$(9,162,939)

Shares issued for settlement	2,000,000	$2,000	$1,570,675			1,572,675		1,572,675
Shares issued for cash	500,000	$500	$499,500	$(190,000)		310,000		310,000
Conversion of notes payable and accuued interest	4,484,126	$4,484	$293,384			297,868		297,868
Warrants issued with debt			$344,902			344,902		344,902
Warrants issued for services			$123,771			123,771		123,771
Stock-based Compensation			$250,031			250,031		250,031
Shares issued for services	1,410,332	$1,410	$453,766			455,176		455,176
Settlement of derivative liabilities			$1,365,391			1,365,391		1,365,391
Exercise of common stock warrants	208,746	$209	$(209)			-		-
Net loss	-	-	-	-	(8,524,428)	(8,524,428)	-	(8,524,428)
Balance, August 31, 2016	53,717,501	$53,718	$14,835,385	$(190,000)	$(27,666,656)	$(12,967,553)	$-	$(12,967,553)

See report of independent registered public accounting firm
and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED AUGUST 31, 2016 AND AUGUST 31, 2015

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(8,524,428)	$(9,841,911)
Net (income) loss from discontinued operations	—	—
Net income (loss) from continuing operations	(8,524,428)	(9,841,911)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	1,391,336	3,957,214
Warrants issued for services	123,771	656,998
Stock-based compensation	250,031	190,386
Shares issued for services	455,176	810,764
Shares issued for settlement	1,572,675
Loss on Extinguishment of debt	37,480
Depreciation and amortization	65,555	63,888
Change in value of derivatives	962,135	112,735
Changes in operating assets and liabilities:
Accounts receivable	(206,801)	445,030
Prepaid expenses and other current assets	29,548	179,800
Deposits and other assets	(4,749)	(17,375)
Accounts payable	732,119	500,573
Accrued expenses	50,200	350,417
Accrued payroll and related	304,126	29,999
Deferred revenue	183,761	(1,091,400)
Accrued interest	570,367	227,456
Advances from officers, net	132,190	61,614
Net cash used in operating activities of continuing operations	(1,874,788)	(3,363,812)
Net cash used in operating activities of discontinued operations	—	—

NET CASH USED IN OPERATING ACTIVITIES	(1,874,788)	(3,363,812)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(2,998)	(9,177)
Net cash used in investing activities of continuing operations	(2,998)	(9,177)
Net cash used in investing activities of discontinued operations	—	—

NET CASH USED IN INVESTING ACTIVITIES	(2,998)	(9,177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank Overdraft	801,784	-
Proceeds from issuance of notes payable	595,000	2,439,250
Payments on notes payable	(40,723)	(465,717)
Proceeds from the sale of stock	310,000	1,243,895
Net cash provided by financing activities of continuing operations	1,666,061	3,217,428
Net cash provided by financing activities of discontinued operations	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,666,061	3,217,428

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	(211,725)	(155,561)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	—	—
NET INCREASE (DECREASE) IN CASH	(211,725)	(155,561)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	211,725	367,286

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$211,725

Supplemental disclosures:
Interest paid in cash	$212,255	$297,009
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$189,535	$306,476

See report of independent registered public accounting firm

and notes to consolidated financial statements.

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, optimize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 163 employees and has served more than 60 education clients and over 75 degree programs.

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

Reclassifications

Certain numbers in the prior year have been reclassified to conform to the current year’s presentation.

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of August 31, 2016 and has incurred a loss from operations during 2016. These conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from stockholders. During the year ended August 31, 2016, the Company received approximately $905,000 in gross proceeds from financing activities.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. During 2016, the Company had no instruments that could potentially dilute the number of common shares outstanding. Warrants to purchase common stock were excluded from the computation of diluted shares during the years ended August 31, 2016 and 2015, respectively, as their effect is anti-dilutive.

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

University Financial Aid Services, LLC was 60% owned by John Hall and Zan Greenwood, who at the time held a combined 92.5% of our common stock and served as directors of PCS Link. John Hall is the CEO of the Company and Zan Greenwood served as the Company’s Chief Operating Officer through June 2013. The equity owners of UFAS have no equity at risk, Greenwood Hall has funded UFAS’ operations since it was formed in 2010, and we have the ability to exercise control over UFAS through our two stockholders / directors.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $61,724 and $137,553 for the years ended August 31, 2016 and August 31, 2015, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $250,031 and $190,386 for the years ended August 31, 2016, and August 31, 2015, respectively. This expense is included in the condensed consolidated statements of operations as Equity-Based Compensation.

Derivative Liabilities

We account for warrants and conversion features as either equity or liabilities based upon the characteristics and provisions of each instrument. Warrants and conversion features classified as equity are recorded as additional paid-in capital on our Consolidated Balance Sheet and no further adjustments to their valuation are made. Some of our warrants and conversion features were determined to be ineligible for equity classification because of provisions that may result in an adjustment to their exercise price. Instruments classified as derivative liabilities and other derivative financial instruments that require separate accounting as assets or liabilities are recorded on our Consolidated Balance Sheet at their fair value on the date of issuance and are revalued on each subsequent balance sheet date until such instruments are exercised or expire, with any changes in the fair value between reporting periods recorded as other income or expense. We estimate the fair value of these liabilities using option pricing models that are based on the individual characteristics of the warrants or instruments on the valuation date, as well as assumptions for expected volatility, expected life and risk-free interest rate.

During the years ended August 31, 2016 and August 31, 2015, the Company recognized a change in value of the derivative liability of $962,135, $112,735 respectively.

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

The following table summarizes fair value measurements at August 31, 2016 and 2015 for assets and liabilities measured at fair value on a recurring basis.

August 31, 2016

	Level 1	Level 2	Level 3
Derivative Liabilities	$—	$—	$846,583

August 31, 2015

	Level 1	Level 2	Level 3
Derivative Liabilities	$—	$—	$1,664,993

The assumptions used in valuing derivative instruments issued during the year ended August 31, 2016 and August 31, 2015 were as follows:

August 31, 2016

Risk free interest rate	0.68% - 0.71%
Expected life	0.08 – 2.00 Years
Dividend yield	None
Volatility	100%

August 31, 2015

Risk free interest rate	0.38% - 1.54%
Expected life	0.65 – 5.75 Years
Dividend yield	None
Volatility	30% -60%

The following is a reconciliation of the derivative liability related to these instruments for the year ended August 31, 2016:

Value at August 31, 2014	$118,363
Issuance of instruments	1,461,820
Change in value	112,735
Net settlements	(27,925)
Value at August 31, 2015	$1,664,493
Issuance of instruments	1,313
Change in value	962,135
Net settlements	(1,781,358)
Value at August 31, 2016	$846,583

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

In February 2015, the FASB issued ASU 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This standard modifies existing consolidation guidance for reporting organizations that are required to evaluate whether they should consolidate certain legal entities. ASU 2015-02 is effective for fiscal years and interim periods within those years beginning after December 15, 2015, and requires either a retrospective or a modified retrospective approach to adoption. Early adoption is permitted. The company is currently evaluating the potential impact of this standard on its Consolidated Financial Statements, as well as the available transition methods.

In April 2015, the FASB issued ASU No 2015-3, Simplifying the Presentation of Debt Issuance Costs. This update changes the presentation of debt issuance costs in the balance sheet. ASU 2015-03 requires debt issuance costs related to a recognized debt obligation to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability rather than being presented as an asset. Amortization of debt issuance costs will continue to be reported as interest expense. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements”. This ASU clarified guidance in ASC 2015-03 stating that the SEC staff would not object to a company presenting debt issuance costs related to a line-of-credit arrangement on the balance sheet as a deferred asset, regardless of whether there were any outstanding borrowings at period-end. This update is effective for annual and interim periods beginning after December 15, 2015, which will require us to adopt these provisions in the second quarter of 2016. This update will be applied on a retrospective basis, wherein the balance sheet of each period presented will be adjusted to reflect the effects of applying the new guidance.

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

In March 2016, the FASB issued ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which outlines new provisions intended to simplify various aspects related to accounting for share-based payments and their presentation in the financial statements. The standard is effective for the Company beginning December 15, 2016, and interim periods within those annual periods. Early adoption is permitted. The Company is evaluating the impact of the adoption of this guidance on its financial statements.

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

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of property and equipment amounted to $65,555 and $63,888 for the years ended August 31, 2016 and, August 31, 2015, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At August 31, 2016 and 2015, property and equipment consists of the following:

	August 2016	August 2015
Computer equipment	$553,255	553,255
Software and Equipment	42,398	39,400
Furniture & Fixtures	9,177	9,177
	604,830	601,832
Accumulated depreciation	(524,515)	(458,960)
Net property and equipment	$80,315	142,872

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

As of August 31, 2016, the balance outstanding on the term loan and line of credit amounted to $1,606,387 and $2,126,560, respectively. At August 31, 2016, amounts owed pursuant to the Credit Agreement bear interest at a rate of 8.00% per annum.

In connection with the Credit Agreement, the Company issued 248,011 warrants to purchase common stock at an exercise price of $1.00 per share, which increased to 375,000 warrants due to dilutive issuances of equity by the Company during the eight months ended August 31, 2014. The warrants are exercisable immediately. In the event of future dilutive issuances, the number of warrants issuable shall be increased based on a specified formula. The warrants were valued at $78,281 on the date of issuance, which was recorded as a note discount. During the year ended August 31, 2016, the Company recognized $26,094 of amortization related to this discount, leaving a balance of $19,570 at August 31, 2016.

As of August 31, 2016, the Company was not in compliance with the covenants of the Credit Agreement with Opus. In connection with the Third Amendment, Waiver and Ratification dated September 15, 2015, Opus has agreed to waive the covenant defaults through August 31, 2015 and extend the maturity date to April 15, 2016. In December 2015, Opus agreed to cancel the 375,000 warrants in exchange for 1,200,000 warrants at an exercise price of $1.00.

On July 11, 2016, PCS Link, the Company, and Opus agreed to terms to amend the Third Amendment, Waiver and Ratification Agreement (the “Fourth Amendment”), which extended the Maturity Date to October 31, 2016.

California United Bank:

In October 2010, the Company issued a promissory note to California United Bank (“CUB”) for $1,250,000 and has been amended several times since issuance. The note was last amended in May 2013. The note bears interest at a variable rate, subject to a minimum of 7.25% per annum. The interest rate at December 31, 2013 was 7.25%. Payments of interest are due monthly with one payment of all outstanding principal plus accrued interest due on March 5, 2014. The note is secured by substantially all assets of the Company and is guaranteed by one former stockholders/officer, by one stockholders/officer, a trust of one of the officers/stockholders, and UFAS.

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

In Deccember 2015, the Company and CUB agreed to extend the maturity date until April 15, 2016 in consideration of 523,587 warrants issued at exercise price of $1.00. The warrants were valued at $23,463 and booked to interest expense during the year ended August 31, 2016.

On July 14, 2016, CUB extended the Maturity Date of the CUB Note to October 31, 2016.

As of August 31, 2016, the balance remaining is $876,251.

Colgan Financial Group, Inc.:

In December 2014, in consideration for funds in the amount of $500,000 received by Greenwood Hall, Inc. from Colgan Financial Group, Inc. (“CFG”) and Robert Logan (“Logan,” and together with CFG, the “Holder”), the Company executed a secured convertible promissory note. The note bears interest at 12% per year, the interest of which is payable monthly. This is a two (2) year note and is secured by substantially all assets of the Company. This note is subordinate to the notes held by Opus and CUB.

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

In connection with this debt, the Company issued the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature and warrants both include provisions that call for the instrument to be converted to equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the ten (10) trading days prior to conversion / exercise. As a result of this feature, the warrants and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrants and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $295,927 and is being amortized over the term of the note using the effective interest method. Amortization of the note discount during the year ended August 31, 2016 amounted to approximately $155,896.

On October 9, 2015, Colgan converted $80,000 in notes payable for 800,000 shares and one set of warrants with the right to purchase 800,000 shares at $0.10 per share and another set of warrants with the the right to purchase 800,000 shares at $0.125 per share. The warrants were booked to additional paid in capital of approximately $41,000 which resulted in a loss on extinguishment of debt.

On June 23, 2016, Colgan converted $35,000 in notes payable and $67,035 in accrued interest for 3,184,126 shares and one set of warrants with the right to purchase 3,184,126 shares at $0.032 per share and and another set of warrants with the right to purcashe 3,184,126 shares at $0.04 per share. Upon conversion approximately $3,000 was booked to common stock and $204,000 to additional paid in capital which resulted in a loss of approximately $105,000 on extinguishment of debt. Each set of warrants were booked to additional paid in capital of approximately $142,000 and $132,000 respectively which resulted in a loss on extinguishment of debt. The conversion also resulted in an approximately $412,000 decrease in derivative liablity and increase in additional paid in capital.

The remaining principal on the note is $400,000 and has a remaining discount of approximately $32,000.

On July 12, 2016, CFG extended the Maturity Date of the Consolidated CFG Note to October 31, 2016.

Redwood Fund, LP:

On or about March 31, 2015, the Company entered into a Convertible Note with Redwood Fund, LP (“Redwood”) pursuant to which the Company issued a convertible promissory note of $250,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this note, the Company recorded an aggregate note discount of $177,647, which was amortized to interest expense during the year ended August 31, 2016. On August 18, 2015, Redwood as part of an additional investment, elected to exercise its existing conversion rights under its March 2015 convertible promissory note and warrant under revised terms which resulted in an issuance of 3,359,775 additional shares of Common Stock to Redwood. In connection with the revision of terms, which related to reducing the exercise price of warrants and the conversion price of the note, the Company recognized a charge to interest expense of $2,346,461 during the year ended August 31, 2015.

On August 14, 2015, the Company entered into a one-year $588,236 unsecured Convertible Note with Redwood. In conjunction with this note, the Company issued Redwood warrants that are exercisable for 295,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Redwood has an option to provide additional convertible debt to the Company in the amount of $250,000 at the same terms. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to $588,236 associated with the measurement of the warrants and conversion issued therewith. In addition to this note and the Warrant, at the Closing, the Company issued 200,000 shares of common stock to Redwood, which were measured at the closing price on the date of issuance. The aggregate value of the shares, warrants and conversion feature exceeded the face value of the note. As a result, the Company recognized a charge to interest expense in the amount of $1,165,202 on the date of issuance related to such excess value. During the year ended August 31, 2016, the Company recognized approximately $564,000 of amortization of note discount and is fully amortized as of August 31, 2016. The maturity date of this note was October 15, 2016.

On November 6. 2015 the Company entered into a six month $125,000 unsecured promissory note with Redwood with a $25,000 issue discount and an interest rate of 10%. As of August 31, 2016 the discount was fully amortized. As of August 31, 2016, the balance on this note was $ 125,000. The maturity date of this note was October 15, 2016.

On December 14, 2015 the Company entered into a three month $30,000 unsecured promissory note with Redwood with an interest rate of 18% and added an additional $15,000 on January 18, 2016 increasing the total note to $45,000. As of August 31, 2016 the discount was fully amortized. As of August 31, 2016, the balance on this note was $ 45,000. The maturity date of this note was October 15, 2016.

On February 4, 2016 the Company entered into a one year $235,294 unsecured promissory note with Redwood with an interest rare of 10% and $35,294 issue discount. As of August 31, 2016, the Company recognized approximately $20,000 of note discount. As of August 31, 2016, the balance on this note was $ 235,294. As of August 31, 2016, the Company recognized approximately $ 20,000 of amortization.The maturity date of this note was October 15, 2016.

Lincoln Park Capital Fund, LLP:

In April 2015, the Company entered into an unsecured Convertible Note with Lincoln Park Capital Fund, LLP (“Lincoln Park”) pursuant to which the Company issued a convertible promissory note of $295,000 and the right to purchase warrants upon the payment or conversion of the note principal. The conversion feature includes provisions that call for the instrument to be converted to equity at a price equal to (i) $1.00 if the Company’s common stock price closes above $1.00; (ii) the average of the publicly reported closing bid and ask price if the Company’s publicly reported common stock price closes between $0.50 and $0.99; or (iii) $0.50 if the Company’s publicly reported common stock price closes below $0.50. As a result of this feature, the conversion feature is subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the conversion feature is estimated at the end of each reporting period and the change in the fair value is recorded as a non-operating gain or loss as change in value of derivatives in the Company’s Consolidated Statement of Operations. In connection with this debt, the Company recorded a note discount equal to approximately $215,000 associated with the measurement of the warrants and conversion feature issued therewith. During the year ended August 31, 2016, the Company recognized approximately $153,000 of amortization of note discount leaving a zero balance at August 31, 2016.

On August 21, 2015, the Company entered into a one-year $295,000 unsecured Convertible Note with Lincoln Park. In conjunction with this note, the Company issued Lincoln Park warrants that are exercisable for 400,000 shares of the Company’s common stock over the next five (5) years at an exercise price of $1.00 per share. Interest will accrue monthly at 10% annually and the note is unsecured. In connection with this debt, the Company recorded a note discount equal to approximately $247,000 associated with the measurement of the warrants and conversion issued therewith. During the year ended August 31, 2016, the Company recognized approximately $243,000 of amortization of note discount or the remaining discount balance.

On July 15, 2016, Lincoln Park agreed to extend the maturity date of both Lincoln Park Notes to October 31, 2016.

As of August 31, 2016, the balance owed on the Lincoln Park notes was $ 590,000. As of August 31, 2016, if Lincoln Park converted its debt into common stock of the Company, it would be issued 1,180,000 shares.

FirstFire Global Opportunities Fund, LLC

In December 2015, the Company issued a convertible unsecured promissory note to FirstFire Global Opportunities Fund, LLC (“FirstFire”) in the principal amount of $275,000 (the “FirstFire Note”) and a warrant to purchase 250,000 shares of Common Stock at an exercise price of $0.01. The FirstFire Note is convertible a price of $0.40 per share (the “Fixed Conversion Price”); provided, however that from and after the occurrence of any Event of Default thereunder, the conversion price shall be the lower of: (i) the Fixed Conversion Price or (ii) 75% multiplied by the lowest sales price of the Common Stock in a public market during the twenty-one (21) consecutive Trading Day period immediately preceding the Trading Day that the Company receives a Notice of Conversion; and provided, further, however, and notwithstanding the above calculation of the conversion price, if, prior to the repayment or conversion of the FirstFire Note, in the event the Company consummates a registered or unregistered primary offering of its securities for capital raising purposes (a “Primary Offering”), FirstFire shall have the right, in its discretion, to (x) demand repayment in full of an amount equal to any amounts outstanding under the FirstFire Note as of the closing date of the Primary Offering or (y) convert any amounts outstanding under the FirstFire Note into Common Stock at the closing of such Primary Offering at a conversion price equal to the lower of (A) the Fixed Conversion Price and (B) a ten percent (10%) discount to the offering price to investors in the Primary Offering; provided, however, that from and after the occurrence of any Event of Default thereunder, the conversion price shall equal the lower of (Y) the Fixed Conversion Price and (Z) a twenty percent (20%) discount to the offering price to investors in the Primary Offering. The Company booked $52,320 in discounts related to the FirstFirst Note. During the twelve months ended August 31, 2016, the Company amortized all the of note discount.

On June 30, 2016, FirstFire agreed to extend the maturity date of the FirstFire Note to August 28, 2016. In consideration for this extension the Company gave FirstFire the right to purchase 100,000 shares at an exercise price of $0.05, along with adding an additional $25,000 principal to the loan. This additional $25,000 discount was fully amortized as of August 31, 2016. The warrants were booked as approximately $5,000 in additional paid in capital and charged to interest expense.

On August 28, 2016, FirstFire agreed to extend the maturity date from August 28, 2016 to September 26, 2016 in consideration of additional $100,000 in principal. As of August 31, 2016 aproximately $10,000 of the $100,000 discount was amortized. FirstFire was not allowed to convert greater that $25,000 per week.

On August 31, 2016, FirstFire converted $7,500 in debt to 500,000 shares. This resulted in a $4,000 loss on extinguishment of debt.

As of August 31, 2016, the balance on the First Fire note was $ 392,500.

As of August 31, 2016, if First Fire converted its note into shares of common stock of the Company, it would be issued 26,166,667 shares.

Colgan Financial Group, Inc.:

During 2013, the Company entered into a Loan and Security Agreement with CFG pursuant to which the Company issued a promissory note of $600,000. The note bears interest at 2.5% per month, is payable in monthly installments of principal and interest through June 2014, is guaranteed by one stockholder of the Company and an advisor to the Company and is secured by substantially all assets of the Company. This note is subordinate to the notes held by CUB. In July 2014, a payment of $144,000 was made in connection with an equity funding. In April 2015, the Company received an additional $200,000 in funding under this agreement.

On April 13, 2015, the Company and its lenders executed a second amendment (“Second Amendment”) of the Company’s Credit Facilities (the “Credit Agreement”) with Opus ratified by CUB and CFG (collectively “Lenders”). The Lenders agreed to waive any and all covenant violations that existed prior to the Second Amendment or that may occur through June 30, 2015. The Amendment also permitted the Company to not make any principal and/or interest payments to the Lenders through August 1, 2015, provided there are no Events of Default by the Company. In connection therewith, the Company entered into Amendment No. 4 to the Loan and Security Agreement with CFG. Pursuant to the 4th amendment, the Company consolidated two of the notes outstanding to CFG (the December 2013 promissory note and the $200,000 promissory note issued in February 2015). The balance of the amended note on the date of Amendment No. 4 was $688,120. Amendment No. 4 provided CFG with the ability to convert the note, at its option, at a conversion price equal to the lesser of (i) 85% of the weighted average price per share of the Company’s common stock as reported by the exchange or over the counter market for the ten (10) trading days prior to the date of the notice of conversion or (ii) $1.50. The conversion feature is accounted for as a derivative liability in accordance with ASC 815. On the grant date, the conversion feature was valued at approximately $188,000, which was recorded as a note discount. During the year ended August 31, 2016, amortization of the note discount amounted to approximately $117,000. As of August 31, 2016, the balance remaining is $982,623 including accrued interest. The note maturity was extended to April 2016 pursuant to an amendment to the note that became effective in September 2015.

As of August 31, 2016, if CFG converted its 2013 note into shares of common stock of the Company, it would be issued 29,560,206 shares.

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

In connection with the 2014 CFG Note, the Company granted to CFG the right to receive a warrant to purchase shares of Common Stock upon the full payment or conversion of the principal under the 2014 CFG Note. The conversion feature and warrants both include provisions that call for the respective instruments to be converted or exercised, as applicable, into equity at a price equal to the lesser of i) $1.50 per share or ii) 85% of the weighted average price per share of the Company’s trading price for the ten (10) trading days prior to conversion / exercise. As a result of this feature, the warrant and conversion feature are subject to derivative accounting pursuant to ASC 815. Accordingly, the fair value of the warrant and conversion feature on the date of issuance was estimated using an option pricing model and recorded on the Company’s Consolidated Balance Sheet as a derivative liability and a note discount. The fair value of the discount on the issuance date was estimated at approximately $295,927 and is being amortized over the term of the note using the effective interest method. Amortization of the 2014 CFG Note discount during the twelve months ended August 31, 2016 amounted to approximately $155,896.

As of August 31, 2016, if CFG converted the balance and accrued interest owed on the 2014 CFG Note, CFG would be issued 17,566,927 shares and two sets of warrants – the first set excercisable for 17,566,927 shares of the Company’s Common Stock at an exercise price of $ 0.023/share and the second set excercisable for 17,566,927 shares of the Company’s Common Stock at an exercise price of $ 0.029/share.

In April 2015, the Company issued to CFG a promissory note for the principal amount of $200,000 (the “2015 CFG Note”) under the Loan and Security Agreement.

The Company also finances the purchases of small equipment. The amount of such notes is not significant at August 31, 2016. The following is a schedule, by year, of future minimum principal payments required under notes payable as of August 31, 2016:

Years Ending August 31,
2017	$7,512,881
2018	—
2019	—
2020	—
Total	7,512,881
Note discount	(183,732)
$7,329,149

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

During the year ended August 31, 2015, as more fully discussed in Note 3, the Company issued 200,000 shares as a debt kicker. The shares were measured at their issuance date fair value of $170,000 and were considered in the measurement of the note discount on the date of issuance.

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

On September 16, 2015, the Company entered into a stock purchase agreement with Neil Rogers (“Rogers”) pursuant to which the Company issued to Rogers 500,000 shares of Common Stock in exchange for an aggregate purchase price of $500,000. The Company agreed that payment of $190,000 of the cash consideration is subject to the effectiveness of a registration statement for the issued shares.

On September 16, 2015, pursuant to the termination of a registration rights agreement between the Company, Rogers and Byrne United S.A. (“Byrne”), the Company agreed to issue 625,000 shares of Common Stock to Rogers and 625,000 shares of Common Stock to Byrne.

On April 18, 2016, Greenwood Hall, Inc.’s subsidiary, PCS Link, Inc. (“PCS”), entered into a confidential settlement agreement (the "F500 Settlement Agreement") with Finance 500, Inc. (“F500”) and Bridgewater Capital Corporation (“BCC”) related to the resolution of disputes under a consulting agreement dated August 5, 2013 (the "F500 Consulting Agreement") between PCS, F500, and BCC. Pursuant to the the F500 Settlement Agreement and in order avoid the continued cost and uncertainty of litigation, the Company agreed to issue a total of 750,000 shares of Common Stock to F500 and BCC, in return for (a) general release of all claims F500 and PCS may have against PCS and (b) dismissal of the lawsuit filed by F500 and BCC against the Company and referenced in this annual report on Form 10-K. The shares were valued at $72,675 and recorded as a charge to operating expenses on the date of issuance.

Stock Issued for Services

During the year ended August 31, 2016, the Company entered into agreements with vendors for advisory and consulting services in which the vendors received shares totaling 1,410,332 which were measured based on their grant-date fair value and recognized as operating expense of $578,947.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the stockholders approved, the 2014 Stock Option Plan under which a total of 5,000,000 shares of common stock had been reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of August 31, 2016, the members of the Board of Directors hold options to purchase 2,660,000 shares of common stock at exercise prices ranging from $0.01 to $0.75, which were granted prior to August 31, 2016.

As of August 31, 2016, employees and officers hold options to purchase 2,325,000 shares of common stock at exercise prices ranging from $0.08 to $0.11.

Transactions in FY2016	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2015	1,750,000	0.37	9.29
Granted	3,235,000	0.16	9.42
Exercised	0
Cancelled/Forfeited	0	-	-
Outstanding, August 31, 2016	4,985,000	0.23	9.03
Exercisable, August 31, 2016	1,750,000	0.37	8.29

The fair value of the options granted during the years ended August 31, 2016 and August 31, 2015 is estimated at approximately $401,440 and $210,000 respectively. The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions for the fiscal years ended August 31, 2016 and August 31, 2015: no dividends, expected volatility of 100%, risk free interest rate range of 1.21% to 1.65%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.03 years at August 31, 2016. The exercise prices for the options outstanding at August 31, 2016 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
700,000	$0.01	7.90	700,000	0.01	7.90
600,000	$0.50	8.53	300,000	0.50	8.53
450,000	$0.75	8.59	450,000	0.75	8.59
910,000	$0.35	9.19
1,825,000	$0.08	9.49
500,000	$0.11	9.59
4,985,000	$0.23	9.03	1,750,000	$0.37	8.29

Warrants Issued for Services

During fiscal year 2016, the Company issued 1,753,587 warrants to various creditors to further extend their payment term. The warrants are exercisable at $1.00 per share, have a term of 5.5 years, and were 100% vested upon issuance. The Company valued these warrants at $78,580 using the Black-Scholes model and the significant inputs to that model below. The Company recognized these warrants as an expense during the year period ended August 31, 2016. Also during that period the Company issued to Colgan Financial based on an old Consultant agreement 150,000 warrants which were expensed at $11,436.

During the year ended August 31, 2016, the Company issued 250,000 warrants for services. The warrants are exercisable at $0.01 per share, have a term of 5 years, and were 100% vested upon issuance. The Company valued these warrants at $30,349 using the Black-Scholes model and the significant inputs to that model below. The Company recognized these warrants as an expense during the year ended August 31, 2016. There were also another 500,000 warrants issued at $1.10 and expensed for $3,407

In March 2015, the Company issued an S-1 to register 5,673,980 shares of common stock. As part of this offering, the Company agreed to issue 1,387,530 shares to Company stockholders holding warrants for the purchase of the Company’s common stock. This resulted in the warrant holders forfeiting warrants equal that could have been exercised for 4,286,450 shares of common stock of the Company. The company recognized $693,765 of expense associated with this exchange.

The assumptions used in valuing warrants issued for services during the twelve months ended August 31, 2016 were as follows:

Risk free interest rate	0.78% - 1.66%
Expected life	2 – 5.64 Years
Dividend yield	None
Volatility	66%

Warrants Outstanding

The following is a summary of warrants outstanding at August 31, 2016:

Exercise Price	Number of Warrants	Expiration Date
$1.00	1,264,023	Dec-24
$0.01	100,000	Jul-16
$1.00	295,000	Apr-20
$0.03	3,184,332	Jun-18
$0.04	3,184,332	Jun-18
$0.10	800,000	Jun-18
$0.13	800,000	Jun-18
$0.01	150,000	Feb-18
$0.50	1,176,473	Aug-20
$1.00	400,000	Aug-20
$1.00	1,200,000	Aug-21
$1.00	523,587	Aug-21
$1.00	20,000	Aug-21
$1.00	10,000	Aug-21
$0.01	250,000	Dec-19
$1.10	500,000	Mar-21
$0.05	100,000	Aug-21

5. CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the year ended August 31, 2016, three (3) customers, and three (3) specific projects with one of those specific customers, represented 35% of net revenues. For the year ended August 31, 2015, one (1) customer and three (3) specific projects with that customer represented 32% of net revenues. A decision by any of these customers to cease business relations with the Company may have a material adverse effect on the Company’s financial condition and results of operations. As of August 31, 2016, two (2) customers represented 22% of accounts receivable and as of August 31, 2015, three (3) customers represented 44% of accounts receivable.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at August 31, 2016 and August 31, 2015.

A reconciliation of the expected income tax (benefit) from continuing operations computed using the federal statutory income tax rate to the Company’s effective income tax rate is as follows for the years ended August 31, 2016 and August 31, 2015:

	2016	2015
Income tax (benefit) computed at federal statutory tax rate	(34.00)%	(34.00)%
State taxes, net of federal	(5.83)	(5.83)
Permanent differences	0.10	0.10
Change in valuation allowance	39.73	39.73
Effective income tax rate	—%	—%

As of August 31, 2016, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

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

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the years ended August 31, 2016 and August 31, 2015, amounted to $611,002, and $562,910, respectively. The Company is responsible for certain operating expenses in connection with these leases. There are no renewal options with any of the current leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of August 31, 2016:

Years Ending August 31,
2017	$516,484
2018	555,762
2019	571,259
2020	571,513
2021	467,211
Thereafter	1,258,795
$3,941,025

Employment Agreements

At August 31, 2016, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

On January 15, 2015, Finance 500, Inc. (“F500”) and Bridgewater Capital Corporation (“BCC”) filed suit against PCS Link alleging breach of contract. On April 18, 2016, the Company’s subsidiary, PCS Link, Inc. (“PCS Link”) entered into a confidential settlement agreement (the "F500 Settlement Agreement") with F500 and BCC related to the resolution of disputes arising under a consulting agreement dated August 5, 2013 (the "F500 Consulting Agreement") between PCS Link, F500, and BCC. Pursuant to the F500 Settlement Agreement and in order avoid the continued cost and uncertainty of litigation, the Company agreed to issue a total of 750,000 shares of Common Stock to F500 and BCC, in return for (a) a general release of all claims F500 and BCC may have against PCS Link and (b) F500 and BCC’s dismissal of the lawsuit. The Company also agreed to pay to F500 and BCC a total $ 130,000, over a twelve-month period commencing on June 12, 2016.

On August 31, 2013, the Robin Hood Foundation (“Robin Hood”) filed suit against Patriot Communications, LLC (“Patriot”), a client of the Company, in the Superior Court of the State of California for the County of Los Angeles (Central District) alleging breach of contract and failure to perform, including among other things an intentional tort claim, in the amount of not less than $5,000,000. On May 6, 2014, Patriot filed a cross-complaint naming PCS Link as a cross-defendant. Patriot denies the allegations set forth by Robin Hood. On August 22, 2014, Robin Hood filed a First Amended Complaint, naming the Company and John Hall, Chief Executive Officer of the Company (“Hall”), in his individual capacity, as defendants. The First Amended Complaint asserts claims against the Company and Hall for fraud, fraudulent concealment, negligent misrepresentation, negligence and violation of Business & Professions Code section 17200. The First Amended Complaint also alleges a cause of action for breach of contract solely against the Company. In October 2015, Hall, in his individual capacity, was dismissed from the litigation as a defendant upon a successful motion to dismiss him. On July 5, 2016, PCS Link entered into a confidential settlement agreement (“Robin Hood Settlement Agreement”) with the Robin Hood and Patriot regarding, among other things, the resolution of all claims associated with the lawsuit. Pursuant to the Robin Hood Settlement Agreement, (i) Robin Hood received a settlement payment, of which approximately $380,000 was paid by the Company’s insurance carrier and $20,000 was paid by the Company, and (ii) Robin Hood agreed to (a) release the Company and Hall from all claims, (b) dismiss the Action against the Company, and (c) refrain from pursuing an appeal of Hall’s dismissal from the action by the Superior Court. The action also included a cross-complaint filed by Patriot against PCS Link. As part of a full resolution of the action and in order to avoid the continued cost and uncertainty of litigation, PCS Link entered into a separate confidential settlement agreement (the “Patriot Settlement Agreement”) with Patriot, pursuant to which PCS Link agreed to enter into a new five (5) year Master Services Agreement (“MSA”) with Patriot that extended the existing service relationship between the Company and Patriot, providing for certain preferential pricing and terms to Patriot and requiring PCS Link to provide services to Patriot through October of 2021. In return, Patriot agreed to (i) release all claims against PCS Link and (ii) dismiss its counter-complaint against PCS Link.

On March 11, 2016, StoryCorp Consulting, Inc. and David R. Wells filed suit against the Company and the John R. Hall, in his individual capacity, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and promissory fraud/false promise, among other things, seeking an amount of not less than $ 100,000. The Company believes that it has a strong defenses and is vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, and will not be resolved until 2017, at the earliest. No trial date has been set. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, the outcome of this matter could have a materially adverse effect on our business, financial condition and results of operations.

8. DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS was inactive during the periods ended August 31, 2016 and 2015.

9. SUBSEQUENT EVENTS

The following events occurred after August 31, 2016, through November 29, 2016.

On October 14, 2016, the Company entered into a Loan and Security Agreement (“Loan Agreement”) with PCS Link, Inc., a California corporation and the Company’s wholly-owned subsidiary (“PCS”), and Moriah Education Management, LLC, a Delaware limited liability company (“Moriah”), pursuant to which Moriah granted a loan to PCS in exchange for a promissory note in the principal amount of $3,500,000 (“Moriah Loan”). The Company also entered into a Stock Pledge Agreement (the “Stock Pledge Agreement”) with Moriah, pursuant to which the Company pledged 1,007,920 shares of common stock of PCS held by the Company, representing 100% of the issued and outstanding shares of common stock of PCS, and (ii) John R. Hall, the Chief Executive Officer of the Company and the Chief Executive Officer of PCS, executed a personal guaranty (the “Personal Guaranty”), to secure PCS’ obligations under the Loan Agreement. In connection with the Loan Agreement, on October 14, 2016, the Company and Moriah entered into a Securities Issuance Agreement pursuant to which the Company issued a five-year warrant to purchase 8,125,000 shares of the Company’s common stock at a price of $0.14 per share and a seven-year warrant to purchase 3,500,000 shares of the Company’s common stock at a price of $0.12 per share. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933. On October 14, 2016, in consideration for the Personal Guaranty, the Company issued to John Hall, its Chief Executive Officer, a five-year warrant to purchase up to 5,000,000 shares of common stock of the Company at a price of $0.10 per share. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933.

In connection with the Moriah Loan, the Company entered into a Note Purchase and Restructuring Agreement, dated September 30, 2016, with Redwood Fund LP (“Redwood”), pursuant to which Redwood agreed to (i) forgive all amounts owed to Redwood under that certain convertible promissory note issued on November 6, 2015 with a principal amount of $125,000 and all amounts owed to Redwood under that certain convertible promissory note issued on December 14, 2015 with a principal amount of $30,000, (ii) consolidate all other indebtedness owed by the Company to Redwood in exchange for $300,000 (the “Additional Funding”), and (iii) accept from the Company a promissory note (“September 2016 Promissory Note”) in the principal amount of $1,418,497, representing such consolidated indebtedness and Additional Funding at an original issue discount of 15%. The September 2016 Promissory Note shall be due and payable on the first anniversary thereof. In further connection with the Moriah Loan, the Company, Moriah and Redwood entered into a Subordination Agreement, dated October 14, 2016, pursuant to which Redwood agreed to subordinate all indebtedness owed thereto so long as any obligations of the Company owed to Moriah under the Loan Agreement remain outstanding; provided, however, that the Company may continue to make regular payments of interest under the September 2016 Promissory Note.

In connection with the Moriah Loan, the Company entered into an Exchange Agreement, dated October 14, 2016, with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which the Company authorized the issuance to Lincoln Park new notes (the “September 2016 Lincoln Park Notes”) and warrants with a principal amount of $685,000 in exchange for the cancellation of any and all obligations under notes and warrants issued by the Company to Lincoln Park pursuant to note purchase agreements dated April 24, 2015 and August 21, 2015. In further connection with the Moriah Loan, the Company, Moriah and Lincoln Park entered into a Subordination Agreement, dated October 14, 2016, pursuant to which Lincoln Park agreed to subordinate all indebtedness owed thereto so long as any obligations of the Company owed to Moriah under the Loan Agreement remain outstanding; provided, however, that the Company may continue to make regular payments of interest under the September 2016 Lincoln Park Notes.

On October 14, 2016, in connection with the Moriah Loan, the Company amended and restated that certain secured promissory note, dated December 23, 2013 (as amended, amended and restated, supplemented or otherwise, modified, the “2013 Colgan Note”) (the “2013 Colgan Amended Note”), in a principal amount equal to $840,892.80, representing the outstanding balance of the 2013 Colgan Note, less $150,000 paid by the Company to Colgan Financial Group, Inc. (“CFG”) and Robert Logan (together with CFG, the “Colgan Investor”). On the effective date of the 2013 Colgan Amended Note, in connection with the Moriah Loan, the Company amended and restated that certain secured convertible promissory note, dated December 5, 2014 (as amended, amended and restated, supplemented or otherwise modified, the “2014 Colgan Note”) (the “2014 Colgan Amended Note”), to extend the exercise period of any stock purchase warrants issued to the Investor in connection with the 2014 Colgan Note to five years following the issuance of the 2014 Colgan Amended Note in a principal amount equal to $400,000. In further connection with the Moriah Loan, the Company, Moriah and CFG entered into a Subordination Agreement, dated October 14, 2016, pursuant to which CFG agreed to subordinate all indebtedness owed thereto so long as any obligations of the Company owed to Moriah under the Loan Agreement remain outstanding; provided, however, that the Company may continue to make regular payments of interest under the 2013 Colgan Amended Note and 2014 Colgan Amended Note.

On October 14, 2016, in connection with the Moriah Loan, the Company entered into certain payoff and settlement agreements (“Payoff Agreements”) with Opus Bank (“Opus”) and California United Bank (“CUB”). In accordance with the Payoff Agreements, the Company (a) issued to Opus a five (5) year warrant for the purchase of 2,000,000 shares of the Company’s common stock with an exercise price of $ 0.10 per share, and (b) amended the exercise price of a warrant issued to CUB on December 14, 2015 for the purchase of 523,587 shares of the Company’s common stock from $ 1.00 per share to $ 0.10 per share.

The Company is currently evaluating the impact that the aforementioned subsequent events will have on its financial position and results of operation.

ITEM 10. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 10A. CONTROLS AND PROCEDURES

This annual report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 10B. OTHER INFORMATION

ITEM 11. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our directors hold office until the next annual meeting of stockholders or until their successors have been elected and qualified or until their death, resignation or removal. Our board of directors is to elect annually our officers at its first board meeting held after each annual meeting of stockholders or as soon thereafter as conveniently may be possible. Our officers hold office until their successors have been elected and qualified, or until their death, resignation or removal. The following table sets forth certain information regarding the Company’s directors and executive officers as of November 29, 2016:

Name	Age	Position
John Hall	41	Chief Executive Officer
		Chairman of the Board Secretary and Treasurer

Tina J. Gentile	46	Former Interim Chief Financial Officer

Frederic T. Boyer	72	Former Director

Lyle M. Green	45	Director

Jonathan Newcomb	70	Director

Mike Sims	70	Former Director

Matt Toledo	53	Former Director

John Hall, Ed. D., Chief Executive Officer, Chairman of the Board, Secretary and Treasurer

Dr. John Hall was appointed Chief Executive Officer, Secretary, Treasurer and member of the Board of Directors as of July 24, 2014.

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

Education is not only a profession for Dr. Hall, but also a lifelong passion. He has served on the Board of Trustees of Roosevelt University in Chicago since June 2011 and has mentored college-ready high school students at the Roybal Education Center in Downtown Los Angeles. Dr. Hall, a dedicated lifelong learner holds a B.A. in Political Science, an M.B.A. from Pepperdine University, and a Doctorate of Education from the University of Southern California.

Given Dr. Hall’s history of building and growing PCS Link, his extensive experience and well known reputation in the educational industry, the Company feels that Dr. Hall is well qualified to serve as chairman of the board of directors, chief executive officer, treasurer and secretary of the Company.

Tina J. Gentile, Former Interim Chief Financial Officer

Ms. Gentile served as Interim Chief Financial Officer from October 2014 until December 21, 2015 and had more than 17 years of experience in senior financial management and strategic advisory roles working with companies ranging from start-ups to mid to large size private and public companies. She had hands on experience in implementing strategic initiatives involving financial and operational management, business development, mergers and acquisitions, restructuring and capital markets issues.

At Greenwood Hall, Ms. Gentilewas responsible for overseeing the company’s financial and accounting functions, investor relations, and legal compliance programs. Prior to joining Greenwood Hall, Ms. Gentile served as vice president of business development – program services for State National Insurance Companies. Earlier, she served as CFO of Univessence Digital Studios, a multinational company producing and distributing multimedia products, where she was involved in equity raising and M&A activities. Ms. Gentile also previously served as a senior financial advisory consultant with PricewaterhouseCoopers, Goldman Sachs and Insieme Consulting, specializing in credit, corporate planning, equity, restructuring and debt finance issues.

Ms. Gentile is a graduate of Claremont McKenna College with a Bachelor of Arts degree in government. In addition, she earned an MBA degree in finance and accounting from the Anderson School of Business at University of California Los Angeles. The Company believes that Ms. Gentile’s extensive experience in executive leadership positions, her numerous roles in finance and strategy and her experience as a senior level executive in high growth companies made her well qualified to be a member of the Company’s management team.

Frederic T. Boyer, Former Director

Frederic T. Boyer served as a director of the Company from November 1, 2015 until November 22, 2016. Mr. Boyer is a seasoned strategic and operational chief financial officer and independent director with diversified domestic and international experience in building value for privately held and publicly-traded companies in growth and turnaround situations. Mr. Boyer brought to Greenwood Hall diversified industry experience in high technology, entertainment, telecommunications, manufacturing, software, consumer products, publishing, data and digital storage, power electronics, networking and fiber optics. In his leadership roles, he has raised more than $200 million in capital through public offerings, private equity, bank, lease and strategic partner financings. Mr. Boyer currently serves on the board of directors and as treasurer and chairman of the finance and audit committee of C5 Youth Foundation of Southern California, a five-year youth leadership development program for high-potential, at-risk youth. Most recently, Mr. Boyer was chief financial officer of enterprise software provider Condusiv Technologies Corporation from 2013 to 2014. From 2011 to 2012 he was CFO of Spanish language radio and television broadcaster Liberman Broadcasting, Inc. Earlier, he worked with Data Direct Networks to direct the company’s financial turnaround, serving as CFO from 2009 to 2011. Prior to that, he was CFO and corporate secretary of Nasdaq-listed Optical Communications Products, Inc. from 2006 until the company’s premium priced acquisition by Oplink in 2008. From 2002 to 2006 Mr. Boyer was CFO of Nasdaq-listed Qualstar Corporation, a manufacturer of automated electronic data storage solutions and power supplies, and earlier, he was CFO and corporate secretary of Nasdaq-listed Accelerated Networks, Inc., joining the company in its pre-revenue and pre-IPO beginning through its successful merger with Occam Networks in 2001. Earlier in his career, Mr. Boyer held progressive financial and operational positions with Software Dynamics, Incorporated (sold to SI Corp.); ADC Telecommunications, Inc.; CBS, Inc.; Raytheon Company; and Beatrice Foods. Various positions held were chief financial officer, vice president of finance and administration, and controller. Mr. Boyer’s professional affiliations include active membership in Financial Executives International and National Association of Corporate Directors (NACD), and previous independent board positions with GF Acquisition Corporation and WISE & Healthy Aging. Mr. Boyer is a certified Director of UCLA’s Public Company Training and Certification Program. Mr. Boyer holds an MBA from Loyola Marymount University and BS degrees from California State University Los Angeles and California State Polytechnic University. The Company believes that Mr. Boyer’s experience in finance and accounting made him well qualified to serve as a member of the Company’s Board of Directors.

Lyle M. Green, Director

Mr. Green was appointed to the Board of Directors on August 1, 2016 and has held executive management positions within the telecommunications and direct marketing industry since 1994. Mr. Green has been a partner at MarkeTouch Media since 2002 and currently serves as their Vice President of Sales/Marketing. Mr. Green oversees the sales marketing, clinical and account management departments at MarkeTouch Media and during his tenure, MarkeTouch has achieve double digit growth in sales growth year over year. Prior to joining MarkeTouch, Mr. Green held executive sales & marketing positions at Patriot Communications, Vista Telecom and WorldxChange. Mr. Green holds a Bachelor of Arts in communications from the University of Cincinnati.

The Company believes that Mr. Green’s experience in telecommunications and direct marketing makes him well qualified to be a member of the Company’s board of directors.

Jonathan Newcomb, Director

Mr. Newcomb was appointed to the Board of Directors on December 1, 2014 and has more than 40 years of leadership experience in the financial, education and publishing industries. Mr. Newcomb is managing director at Berenson & Company, LLC, a New York-based advisory and investment firm. Previously he served as Chief Executive Officer of Cambium Learning, an education services company that was sold to private equity firm Veronis Suhler in 2008. From 1994 to 2002, Mr. Newcomb was Chairman and Chief Executive Officer of Simon & Schuster, which was at that time the largest education, reference, professional and trade publisher in the U.S. Mr. Newcomb previously served as President and Chief Operating Officer of Simon & Shuster, and as President of McGraw-Hill’s Financial and Economic Information Group, which included the busses of Standard & Poor’s and Data Resources Inc. Newcomb began his career with the Dun & Bradstreet Corporation.

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

Mike Sims, Former Director

Mike Sims served as a director of the Company from August 1, 2016 until November 1, 2016. Mr. Sims has held senior executive management positions in industries as diverse as commercial banking, publishing, graduate business education and high profile business federations.

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

Mr. Sims has a Bachelor of Science Degree in Business Administration from the University of Nebraska.

The Company believes that Mr. Sims’ extensive experience in executive leadership positions, his extensive involvement in higher education and his experience as a director of several successful companies made him well qualified to be a member of the Company’s board of directors.

Matt Toledo, Former Director

Matt Toledo served as a director of the Company from December 1, 2014 until November 1, 2016. Mr. Toledo is Publisher and CEO of the Los Angeles Business Journal, the largest regional business media company in California. In this capacity, he oversees all operations of the media company including editorial, events, advertising and audience development. He is also Group Publisher of California Business Journals; which owns and operates the Orange County Business Journal, San Diego Business Journal, and the San Fernando Valley Business Journal. The Business Journal enjoys a loyal following by the region’s most dynamic entrepreneurs, corporate leaders, politicians, and philanthropists.

Under Mr. Toledo’s direction, the Los Angeles Business Journal has been recognized as the best regional business journal in the country for its compelling coverage and quality journalism. In addition to leading the Business Journal for the past 20 years, Mr. Toledo is a passionate civic leader; serving on numerous boards as a director and advisor. Mr. Toledo has served as a member of several boards of directors. He has served as Chairman of Los Angeles County Economic Development Corporation and the Alliance of Area Business Publications. He has served as a director for United Way of Greater LA, Junior Achievement and the Los Angeles Police Foundation. He is a former member of the Board of Visitors of Pepperdine University’s George L. Graziadio School of Business and Management. The Company believes that Mr. Toledo’s extensive experience in executive leadership positions, his extensive involvement in publishing and his experience as a director of several successful companies made him well qualified to be a member of the Company’s board of directors.

Board of Directors and Corporate Governance

Our board of directors currently consists of three (3) members. As of the filing date, John Hall, Lyle M. Green and Jonathan Newcomb, serve as directors of the Company.

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

Legal Proceedings

To the best of our knowledge, except as described in Item 3 of this Annual Report, none of our directors or executive officers has, during the past ten years, been involved in any legal proceedings described in subparagraph (f) of Item 401 of Regulation S-K.

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

Indemnification Agreements

The Company has entered into separate indemnification agreements, substantially in the form of Exhibit 10.9 to the Current Report on Form 8-K filed on July 29, 2014, consistent with Nevada law and the form approved by our board of directors with each of our current directors and executive officers. We also contemplate entering into such indemnification agreements with directors and certain executive officers that may be elected or appointed in the future, as the case may be. The information set forth under the heading “Indemnification Agreements” in Item 1.01 of the July 29, 2014 Form 8-K is incorporated herein by reference.

ITEM 12. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Summary Compensation Table for Greenwood Hall

The following table summarizes the compensation that Greenwood Hall (through its wholly owned subsidiary PCS Link) paid to its named executive officers during its fiscal years ending August 31, 2016 and 2015.

Summary Compensation Table for Greenwood Hall

						Non-Equity
						Incentive
Name and				Stock	Option	Plan	Deferred	All Other	Total
Principal			Bonus	Awards	Awards	Compensation	Compensation	Compensation	Compensation
Position	Year	Salary	($)	($)	($)	($)	($)	($)	($)
John Hall	2015	$325,000						$62,038	$387,038
Chairman, Chief Executive Officer	2016	$325,000						$134,576	$459,576

Tina J. Gentile	2015	$133,585							$133,585
Former Interim Chief Financial Officer (1)	2016	$99,948						$50,609	$150,557

Josh Cage	2015	$180,000	$30,000					$3,498	$213,498
EVP, Operations	2016	$180,000	$62,563					$4,754	$247,317

Dave Ruderman	2015	$161,154						$8,671	$169,825
EVP, Strategic Partnerships	2016	$160,000	79,762					$5,261	$245,023

Brett Johnson	2015	$268,000							$268,000
Former President (2)	2016								$-

Bill Bradfield	2016	$126,923	24,204					$36,237	$187,364
EVP, Business Development (3)

Shane Cobb	2016	$150,000	10,611					$3,046	$163,657
VP, Talent Management (4)

(1) Tina Gentile served as the Company’s Interim Chief Financial Officer from October 2014 until December 21, 2015.

(2) Brett Johnson served as the Company’s President from April 2013 until April 2015.

(3) Bill Bradfield was appointed as the Company’s Executive Vive President, Business Development as of October 2015.

(4) Shane Cobb was appointed as the Company’s Vice President, Talent Management as of October 2014.

Narrative for Compensation Summary

Company

There are no understandings or agreements regarding compensation that our management will receive that is required to be included in this table, or otherwise. In addition, the Company has no option plans, pension or profit sharing plans for the benefit our officers or directors.

PCS Link

The Company’s now wholly owned subsidiary, PCS Link, provided no other compensation to its named executive offers or directors during its fiscal years ending August 31, 2016 and 2015, other than the base salary and other compensation information set forth in the chart above. Amounts designated in the column labeled “All Other Compensation” are for car allowances, home office allowances and health insurance.

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

○	Base Salary: The Company’s base salaries are designed as a means to provide a fixed level of compensation in order to attract and retain talent. The base salaries of our named executive officers depend on their job responsibilities, the market rate of compensation paid by companies in our industry for similar positions, our financial position and the strength of our business.

○	Performance-Based Cash Awards: As part of the Company’s executive compensation program, the board intends to establish an annual performance-based cash award program for our executive officers and other key employees based upon individual performance and the Company’s performance. The award program will also be designed to reinforce the Company’s goals and then current strategic initiatives. The annual performance-based cash awards will be based on the achievement of Company and individual performance metrics established at the beginning of each fiscal year by the compensation committee and our board of directors. Following the end of each fiscal year, the compensation committee will be responsible for determining the bonus amount payable to the executive officer based on the achievement of the Company’s performance and the individual performance metrics established for such executive.

○	Long-Term Equity Awards: Our board of directors believes that equity ownership by our executive officers and key employees encourages them to create long-term value and aligns their interest with those of our stockholders. We intend to grant annual equity awards to our executive officers under our 2014 Stock Option Plan. Our board of directors adopted and approved the following 2014 Stock Option Plan and intends to submit it for approval by our stockholders.

○	2014 Stock Option Plan: 5,000,000 shares of our common stock were initially authorized and reserved for issuance under our 2014 Stock Plan as option awards. This reserve automatically increased on January 1, 2015 and will increase on each subsequent anniversary through January 1, 2024 by an amount equal to the smaller of 5% of the number of shares of common stock issued and outstanding on the immediately preceding December 31 or an amount determined by our board of directors. Appropriate adjustments will be made in the number of authorized shares and other numerical limits in our 2014 Stock Option Plan and in outstanding awards to prevent dilution or enlargement of participants’ rights in the event of a stock split or other change in our capital structure. Shares subject to awards granted under our 2014 Stock Option Plan which expire, are repurchased or are cancelled or forfeited will again become available for issuance under our 2014 Stock Option Plan. The shares available will not be reduced by awards settled in cash. Shares withheld to satisfy tax withholding obligations will not again become available for grant. The gross number of shares issued upon the exercise of stock appreciation rights or options exercised by means of a net exercise or by tender of previously owned shares will be deducted from the shares available under our 2014 Stock Option Plan.

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

The 2014 Stock Option Plan is administered by our board of directors and, upon its formation, will be administered by our compensation committee. Subject to the provisions of our 2014 Stock Option Plan, the compensation committee determines, in its discretion, the persons to whom, and the times at which, awards are granted, as well as the size, terms and conditions of each award. All awards are evidenced by a written agreement between us and the holder of the award. The compensation committee has the authority to construe and interpret the terms of our 2014 Stock Option Plan and awards granted under our 2014 Stock Option Plan.

Our board of directors approved the following compensation for our named officers:

John Hall, Ed. D., Chairman of the Board of Directors, CEO, Secretary and Treasurer:

Base Salary: Dr. Hall’s base salary will be $325,000.

Bonus: Dr. Hall shall receive a minimum bonus of $75,000 in 2014 and is eligible for an additional bonus amount based upon the Company’s performance and the Company’s adjusted EBITDA. If the adjusted EBITDA of the Company is in excess of 10% of the Company’s gross revenues, the total annual cash bonus awarded to Dr. Hall shall be no less than 1% of the Company’s gross revenues but not less than $ 75,000 for any calendar year. In the event that the adjusted EBITDA of the Company is in excess of 20% of the Company’s gross revenues, the total annual cash bonus awarded to Dr. Hall shall be no less than 2% of the Company’s gross revenues but no less than $ 100,000 for any calendar year. Any cash bonuses in excess of the above shall be payable subject to the reasonable discretion of the board of directors. Dr. Hall waived any bonus he was eligible to receive for calendar years 2014 and 2015. Dr. Hall has not waived any bonus he may be eligible for calendar year 2016.

Stock Options: Dr. Hall shall receive minimum stock options equal to or greater than 500,000 shares of the Company’s common stock each calendar year. In the event that the adjusted EBITDA of the Company, in a calendar year, is in excess of 15% of the Company’s gross revenues, stock options awarded to Dr. Hall shall be no less than stock options equal to or greater than 750,000 shares of the Company’s common stock. In the event that the adjusted EBITDA of the Company, in a calendar year, is in excess of 20% of the Company’s gross revenues, stock options awarded to Dr. Hall shall be no less than stock options equal to or greater than 1,000,000 shares of the Company’s common stock. Any additional stock options award to Dr. Hall in excess of the above shall be at the discretion of the board of directors. As of November 29, 2016, Dr. Hall has not been issued stock options for 2014 or 2015, associated with his Employment Agreement. Dr. Hall has not waived stock options he may be eligible for calendar year 2016.

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

Compensation Committee

The Company intends to establish a compensation committee which may be comprised of independent directors and the Company’s Chairman and Chief Executive Officer. The compensation committee will have the responsibility for evaluating and authorizing the compensation payable to our executive officers, including our named executive officers. The board of directors may also hire a compensation consultant to advise the compensation committee on how to best compensate our executive officers and directors. Generally, a compensation consultant would provide us with competitive market data and analysis regarding the compensation elements proposed to be offered to our Company’s executive officers and directors, including base salary, cash incentives and equity incentives. The compensation committee will also take into account the votes of the Company’s stockholders with respect to the compensation for our executive officers, including our named executive officers.

Employment Agreements

The Company has entered into an employment agreement with John Hall as described below:

John Hall, Ed. D.: Immediately following the Merger, the Company entered into an employment agreement with Dr. Hall (the “Hall Employment Agreement”), pursuant to which Dr. Hall will serve as the Company’s Chief Executive Officer and Chairman of the Board for a five-year period through May 31, 2019. Dr. Hall has the option to renew the Hall Employment Agreement for a second five-year term by providing the Company with notice of intention to exercise such option at least 30 days prior to the expiration of the initial five-year term. If Dr. Hall chooses to renew the Hall Employment Agreement for a second five-year term, he shall have the option to again renew the agreement for a third five-year term at the end of the second term. Dr. Hall’s base salary shall increase by no less than 10% per year and he shall receive a minimum of that portion of $75,000 prorated over the number of completed months of service during the last calendar year of his service to the Company. Please see our discussion of Changes in Executive Compensation for further information regarding Dr. Hall’s compensation pursuant to the Hall Employment Agreement. Please see our discussion of Potential Payments Upon Termination or Change in Control for information regarding any termination payments that may become due to Dr. Hall pursuant to his employment agreement with the Company.

If the Company terminates Dr. Hall’s employment, other than for Cause, as defined in the Hall Employment Agreement, or if Dr. Hall terminates his employment due to a breach of the Hall Employment Agreement by the Company, or if Dr. Hall terminates the Hall Employment Agreement for Good Reason, as defined therein, the Company shall immediately pay to Dr. Hall in one lump sum all salary, unpaid vacation, outstanding reimbursements for business expenses, bonuses and stock options otherwise payable to Dr. Hall pursuant to the Hall Employment Agreement, discounted to present value at the rate of eight percent (8%) per annum. In addition, all stock options owed to Dr. Hall shall be exercisable by Dr. Hall immediately or at any other time or times on or before the termination of the option as to any share or shares subject to such option for which the option has not yet been exercised. In no event shall the amount paid by the Company to Dr. Hall under in connection with the aforementioned termination be less than $1,250,000, which shall be payable immediately upon Dr. Hall’s termination.

Grants of Plan-Based Awards

The Company did not grant any equity awards to our named executive officers during the fiscal years ended August 31, 2016 and August 31, 2015.

Outstanding Equity Awards at Fiscal Year End

The Company had no outstanding equity awards owed to our named executive officers that were outstanding as of the end of our fiscal years ended August 31, 2016 and August 31, 2015.

Director Compensation

Lyle M. Green: Mr. Green shall serve as a director of the Company for a one-year term or until his successor is duly appointed. Mr. Green shall receive compensation of $1,000 per in-person meeting during his tenure as a board member. In addition, Mr. Green shall receive stock options equal to 150,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of every year of service as a board member for the Company.

Jonathan Newcomb: Mr. Newcomb shall serve as a director of the Company for a one-year term or until his successor is duly appointed. Mr. Newcomb shall receive stock options equal to 150,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of every year of service as a board member for the Company.

Mike Sims: Mr. Sims served as a director of the Company for a one-year term. Mr. Sims received compensation of $1,000 per in-person meeting during his tenure as a board member. In addition, Mr. Sims received stock options equal to 180,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of his year of service as a board member for the Company.

Matt Toledo: Mr. Toledo served as a director of the Company for a one-year term. Mr. Toledo received compensation of $1,000 per in-person meeting during his tenure as a board member. In addition, Mr. Toledo received stock options equal to 150,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of his year of service as a board member for the Company.

Frederic Boyer: Mr. Boyer served as a director of the Company for a one-year term. Mr. Boyer received stock options equal to 250,000 shares of the Company’s common stock, exercisable no sooner than two years after issuance, at the end of his year of service as a board member for the Company.

The Company’s board of directors is not entitled to any retirement, pension, profit sharing or other benefit plans. Further, the Company’s board of directors is not entitled to any payments, stock options or any other benefit or payment upon their resignation, retirement or termination as a board member or a change control of the Company.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information as of November 29, 2016 based on 58,741,683 shares of common stock issued and outstanding as of such date, regarding (i) each person known by Greenwood Hall to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of Greenwood Hall, and (iii) all officers and directors as a group.

Greenwood Hall

		Amount and Nature
		of
	Title of	Beneficial	Percentage
Name and Address	Class	Ownership	of Class
John Hall (1)
12424 Wilshire Boulevard
Suite 1030
Los Angeles, CA 90025	Common Stock	27,666,091	47%

All Officers and Directors as a group	Common Stock	27,666,091	47%

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

To the Company’s knowledge, no person who, during the fiscal year ended August 31, 2016, was a director or officer of the Company, or beneficial owner of more than ten percent of the Company’s Common Stock (which is the only class of securities of the Company registered under Section 12 of the Act), failed to file on a timely basis reports required by Section 16 of the Act during such fiscal year. The foregoing is based solely upon a review by the Company of Forms 3 and 4 relating to the most recent fiscal year as furnished to the Company under Rule 16a-3(d) under the Act, and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year, and any representation received by the Company from any reporting person that no Form 5 is required.

ITEM 14. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

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

On March 8, 2016, John Hall loaned the Company funds of $ 45,000 and in exchange, the Company issued to John Hall a promissory note  in the principal amount of $49,473.71, which note had an outstanding balance of $56,925.00 as of October 14, 2016. On October 14, 2016, the Company made a one-time payment of $15,000 to Hall in exchange for (a) the full and final extinguishment of all amounts and obligations owed to Hall under such promissory note, and (b) a general release of all claims by Hall arising therefrom or related thereto. On October 14, 2016, in consideration for the Personal Guaranty associated with a $ 3,500,000 financing for the Company, the Company issued to John Hall, its Chief Executive Officer, a five-year warrant to purchase up to 5,000,000 shares of common stock of the Company at a price of $0.10 per share. The warrants were issued in reliance on Section 4(a)(2) of the Securities Act of 1933. Copies of the Loan Agreement, the Stock Pledge Agreement and the Personal Guaranty are filed as Exhibits 10.19, 10.20 and 10.21, respectively, hereto and are incorporated herein by reference.

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

Director Independence

Based upon information requested from and provided by each director concerning his background, employment and affiliations, including family relationships, our board of directors has determined that Lyle M. Green and Jonathan Newcomb (the “Independent Directors”) would qualify as “independent” as that term is defined by NASDAQ Listing Rule 5605(a)(2). Further, although we do not presently have separately standing audit, governance or compensation committees of our board of directors, our board of directors has determined that each of the independent directors would qualify as “independent” under NASDAQ Listing Rules applicable to such board committees. John Hall would not qualify as “independent” under applicable NASDAQ Listing Rules applicable to the board of directors generally or to separately designated board committees because he currently serves as our Chief Executive Officer. In making such determinations, our board of directors considered the relationships that each of our nonemployee directors has with the Company and all other facts and circumstances deemed relevant in determining independence, including the beneficial ownership of our capital stock by each non-employee director.

Subject to some exceptions, NASDAQ Listing Rule 5605(a)(2) provides that a director will only qualify as an “independent director” if, in the opinion of our board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, and that a director cannot be an “independent director” if (a) the director is, or in the past three years has been, an employee of ours; (b) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (c) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us within the preceding three years, other than for service as a director or benefits under a tax-qualified retirement plan or non-discretionary compensation (or, for a family member, as a non-executive employee); (d) the director or a member of the director’s immediate family is a current partner of our independent public accounting firm, or has worked for such firm in any capacity on our audit at any time during the past three years; (e) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (f) the director or a member of the director’s immediate family is an executive officer, partner or controlling stockholder of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during our past three fiscal years, exceeds the greater of 5% of the recipient’s consolidated gross revenues for that year or $200,000 (except for payments arising solely from investments in our securities or payments under non-discretionary charitable contribution matching programs). Additionally, in order to be considered an independent member of an audit committee under Rule 10A-3 of the Exchange Act, a member of an audit committee may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other committee of the board of directors, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the applicable company or any of its subsidiaries or otherwise be an affiliated person of the applicable company or any of its subsidiaries.

ITEM 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Set forth below is certain information concerning fees billed to us by Rose, Snyder & Jacobs LLP in respect of services provided for the year ended August 31, 2016 and 2015.

	2016	2015
Audit fees	$101,250	$123,750

Audit-related fees	-	-

Tax Fees	$16,850	23,100

All other fees	-	-

Total	$118,100	$146,850

Audit Fees: For the year ended August 31, 2016 and 2015, the aggregate audit fees billed by Rose, Snyder & Jacobs LLP were for professional services rendered for audits and quarterly reviews of our consolidated financial statements as well as services that are normally provided by the accountant in connection with statutory and regulatory filings.

Audit-Related Fees: For the year ended August 31, 2016 and 2015, there were no audit-related fees billed by Rose, Snyder & Jacobs LLP.

Tax Fees: For the year ended August 31, 2016 and 2015, fees billed by Rose, Snyder & Jacobs related to tax return preparation and tax planning services.

All Other Fees: For the year ended August 31, 2016 and 2015, there were no fees billed by Rose, Snyder & Jacobs for other services, other than the fees described above.

Policy on Board pre-approval of audit and permitted non-audit services of independent auditors

The Board has determined that all services provided by Rose, Snyder & Jacobs were compatible with maintaining the independence of such audit firm. The charter of the Board requires advance approval of all auditing services and permitted non-audit services (including the fees and terms thereof) to be performed for the company by our independent registered public accounting firm, subject to any exception permitted by law or regulation. The Board has delegated to the Chair of the Board authority to approve permitted services, provided that the Chair reports any decisions to the Board at its next scheduled meeting. During 2016 and 2015, the Chair of the Board, subsequently advising the Board, or the Board itself pre-approved all audit related and the tax services provided by our independent auditors. During 2016 and 2015, no non-permitted or non-authorized services were performed by our independent registered public accounting firm.

ITEM 16. EXHIBITS

(a)	The following documents are filed as part of this report:

(1)	The following financial statements of Greenwood Hall, Inc. are included in Item 8:

(2)	All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes thereto.

(3)	See the Exhibits under Item 15(b) below for all Exhibits being filed or incorporated by reference herein.

(b)	Exhibits:

The following exhibit index shows those exhibits filed with this report and those incorporated herein by reference:

DESCRIPTION OF EXHIBITS

See Exhibit Index below and the corresponding exhibits, which are incorporated by reference herein.

(c)	Exhibits

Exhibit
No.	Description
2.1	Merger Agreement and Plan of Reorganization, dated as of July 22, 2014, by and among Greenwood Hall, Inc., Greenwood Hall Acquisition, Inc. and PCS Link, Inc. d/b/a Greenwood & Hall (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
2.2	Articles of Merger with Divio Holdings, Corp and Greenwood Hall, Inc., as filed with the Nevada Secretary of State effective July 1, 2014 (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
3.1	Articles of Incorporation of Greenwood Hall, Inc. previously known as Divio Holdings, Corp. as filed with the Nevada Secretary of State (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
3.2	Bylaws of Greenwood Hall, Inc. (Nevada) (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.1	Office Lease Agreement, dated as of March 30, 2015, by and between Greenwood Hall, Inc. and AX Union Hills L.P. (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.2	Second Amendment, Waiver and Ratification, dated as of April 13, 2015, by and among, PCS Link, Inc. d/b/a Greenwood & Hall, as the borrower, Greenwood Hall, Inc., as the guarantor, and Opus Bank (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.3	Letter Agreement, dated as of April 13, 2015, by and between Opus Bank and California United Bank (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.4	Change in Terms Agreement, dated as of April 13, 2015, by and between PCS Link, Inc. and California United Bank (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.5	Consent, Waiver and Amendment No. 1 to Secured Promissory Note, dated as of April 13, 2015, by and between Greenwood Hall, Inc. and Colgan Financial Group, Inc. (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.6	Consent, Waiver and Amendment No. 4 to Secured Promissory Note, dated as of April 13, 2015, by and among PCS Link, Inc., Greenwood Hall, Inc., and Colgan Financial Group, Inc. (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.7	Amendment Number Ten to Business Loan Agreement, dated as of April 13, 2015, by and between PCS Link, Inc., dba Greenwood & Hall, and California United Bank (Incorporated by reference to our Current Report on Form 10-Q (Q2 2015) filed with the Commission on April 15, 2015)
10.8	Form of Stock Option Award Agreement under the 2014 Stock Option Plan+ (Incorporated by reference to our Current Report on Form 8-K filed with the Commission on July 29, 2014)
10.12	Third Amendment, Waiver and Ratification, dated as of September 15, 2015, by and among, PCS Link, Inc. d/b/a Greenwood & Hall, as the borrower, Greenwood Hall, Inc., as the guarantor, and Opus Bank (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on December 15, 2016)
10.13	Change in Terms Agreement, dated as of September 15, 2015, by and between PCS Link, Inc. and California United Bank (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on December 15, 2016)
10.16	Amended and Restated Warrant dated as of December 14, 2015, issued by Greenwood Hall, Inc. to Opus Bank (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on December 15, 2016)

10.17	Warrant dated as of December 14, 2015, issued by Greenwood Hall, Inc. to California United Bank (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on December 15, 2016)
10.18	Registration Rights Agreement dated as of August 28, 2015, between Greenwood Hall, Inc. and the Holders of the Registrable Securities (Incorporated by reference to our Annual Report on Form 10-K filed with the Commission on December 15, 2016)
10.19	Loan and Security Agreement by and among the Company, PCS Link and Moriah Education Management, LLC, dated as of October 14, 2016*
10.20	Stock Pledge Agreement by and among the Company and Moriah Education Management, LLC, dated as of October 14, 2016*
10.21	Personal Guaranty of John R. Hall, dated as of October 14, 2016*
10.22	Note Purchase and Restructuring Agreement by and between the Company and Redwood Fund, LP, dated as of September 30, 2016*
10.23	September 2016 Promissory Note to Redwood Fund, LP, dated as of September 30, 2016*
10.24	Exchange Agreement by and Between the Company and Lincoln Park Capital, dated as of October 14, 2016*
10.25	First Promissory Note to Lincoln Park Capital, dated as of October 14, 2016*
10.26	Second Promissory Note to Lincoln Park Capital, dated as of October 14, 2016*
10.27	2013 Colgan Amended Note, dated as of October 14, 2016*
10.28	2014 Colgan Amended Note, dated as of October 14, 2016*
10.29	Opus Bank Payoff Letter, dated as of October 14, 2016*
10.30	California United Bank Payoff Letter, dated as of October 14, 2016*
31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Extension Schema*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase*
101.DEF	XBRL Taxonomy Extension Definition Linkbase*
101.LAB	XBRL Taxonomy Extension Label Linkbase*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase*

*	Filed herewith
+	Designates management contracts and compensation plans.

(c)	Financial Statement Schedules

All financial statement schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or other notes hereto.

SIGNATURES

In accordance with the requirements of Section 13 on 15(k) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf on December 6, 2016 by the undersigned thereto.

GREENWOOD HALL, INC.

/s/ JOHN HALL
John Hall,
Chief Executive Officer

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John Hall his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this report, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorney-in-fact, or his substitute or substitutes may do or cause to be done by virtue hereof.

In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on December 6, 2016.

Signature	Title	Date

/s/ John Hall	Chief Executive Officer, and Director	December 6, 2016
John Hall	(Principal Executive Officer)

/s/ Lyle Green	Director	December 6, 2016
Lyle Green

/s/ Jonathan Newcomb	Director	December 6, 2016
Jonathan Newcomb

SIGNATURE PAGE TO GREENWOOD HALL, INC. 2016 ANNUAL REPORT ON FORM 10-K