Form 10-Q
period 2016-11-30
GREENWOOD HALL, INC.
filed 2017-01-27
CIK 1557644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 2016

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of January 27, 2017, there were 58,741,683 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended November 30, 2016 include all adjustments, consisting of normal recurring adjustments, necessary in order to ensure that the unaudited interim financial statements are not misleading.

3

GREENWOOD HALL, INC.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2016 (UNAUDITED) AND AUGUST 31, 2016

	(Unaudited)
	November 30,	August 31,
	2016	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$325,869	$-
Accounts receivable, net	1,266,287	800,836
Prepaid expenses and other current assets	113,083	96,343
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	1,742,099	934,039

PROPERTY AND EQUIPMENT, net	65,197	80,315

OTHER ASSETS
Deposits and other assets	79,783	79,783

TOTAL OTHER ASSETS	79,783	79,783

TOTAL ASSETS	$1,887,078	$1,094,137

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,878,674	$2,062,464
Accrued expenses	622,106	687,624
Accrued payroll and related expenses	774,078	745,405
Bank Overdraft	-	801,784
Deferred revenue	495,882	194,861
Accrued interest	196,883	755,083
Due to stockholders / officer	247,267	302,880
Notes payable, net of discount of $0 and $183,732, respectively	1,473,876	5,329,149
Line of Credit	-	2,000,000
Derivative liability	1,181,175	846,583
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	7,205,798	14,061,690

Notes payable, non-current	3,583,281	-

TOTAL LIABILITIES	10,789,079	14,061,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 58,741,683 and 53,717,501 shares issued and outstanding, respectively	58,742	53,718
Additional paid-in capital	14,903,287	14,835,385
Subscription Receivable	(190,000)	(190,000)
Accumulated deficit	(23,674,029)	(27,666,656)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	8,902,001	(12,967,553)

Noncontrolling interest	-	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	8,902,001	(12,967,553)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,887,078	$1,094,137

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended
	November 30, 2016	November 30, 2015

REVENUES	$2,541,007	$1,290,001

OPERATING EXPENSES
Direct cost of services	1,740,165	875,299
Personnel	704,181	691,468
Selling, general and administrative	443,638	1,026,477
Equity-based expense	35,494	88,184

TOTAL OPERATING EXPENSES	2,923,478	2,681,428

INCOME (LOSS) FROM OPERATIONS	(382,471)	(1,391,427)

OTHER INCOME (EXPENSE)
Interest expense	(406,839)	(2,052,792)
Change in value of derivatives	478,762	202,249
Transaction related income (expense), net	4,303,175
Miscellaneous income (expense), net	-	(16,788)

TOTAL OTHER INCOME (EXPENSE)	4,375,098	(1,867,331)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,992,627	(3,258,758)

Provision for income taxes	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,992,627	(3,258,758)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-

NET INCOME (LOSS)	3,992,627	(3,258,758)

Net income (loss) attributable to non-controlling interests	-	-

Net income (loss)	$3,992,627	$(3,258,758)

Earnings per share - basic and diluted
Income (loss) from continuing operations	$0.07	$(0.07)
Income (loss) from discontinued operations	-	-

Net income (loss)	$0.07	$(0.07)

Weighted average common shares - basic	57,373,891	47,656,478

Weighted average common shares - diluted	57,505,825	47,656,478

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,992,627	$(3,258,758)
Net (income) loss from discontinued operations	-	-
Net income (loss) from continuing operations	3,992,627	(3,258,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	248,927	335,559
Gain on settlement of notes payable	(4,303,175)	-
Warrants issued for services	-	-
Stock-based compensation	-	20,084
Shares issued for services	-	68,100
Shares issued for settlement	35,492	1,500,000
Depreciation and amortization	15,850	16,179
Change in value of derivatives	(478,762)	(202,249)
Changes in operating assets and liabilities:
Accounts receivable	(465,451)	342,410
Prepaid expenses and other current assets	(16,740)	37,969
Deposits and other assets	678	251
Accounts payable	(242,390)	169,157
Accrued expenses	(65,518)	154,353
Accrued payroll and related	28,673	82,020
Deferred revenue	301,021	56,426
Accrued interest	91,324	94,908
Advances from officers, net	-	2,375
Net cash provided by (used in) operating activities of continuing operations	(857,443)	(581,216)
Net cash provided by (used in) operating activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(857,443)	(581,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,411)	-
Net cash used in investing activities of continuing operations	(1,411)	-
Net cash used in investing activities of discontinued operations	-	-

NET CASH USED IN INVESTING ACTIVITIES	(1,411)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,554,850	100,000
Payments on notes payable	(2,043,301)	(10,181)
Proceeds from the sale of stock	-	310,000
Repayment of bank overdraft	(271,213)	-
Repayment due to stockholder officer	(55,613)	-
Net cash provided by (used in) financing activities of continuing operations	1,184,723	399,819
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,184,723	399,819

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	325,869	(181,397)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH	325,869	(181,397)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	211,725

CASH AND CASH EQUIVALENTS, END OF PERIOD	$325,869	$30,328

Supplemental disclosures:
Interest paid in cash	$178,646	$297,009
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$35,492	$80,000

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall, Inc., a Nevada corporation (hereinafter referred to as the “Company”, “Greenwood Hall”, “we”, “us” or “our”) is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, optimize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 158 employees and has served more than 62 education clients and over 75 degree programs.

Basis of Presentation

On July 23, 2014, Greenwood Hall (formerly Divio Holdings, Corp. (“Divio”)) and its wholly owned subsidiary (“Merger Sub”) consummated the transactions contemplated under a Merger Agreement, dated July 22, 2014, by and among Divio, Merger Sub, and PCS Link, Inc. (“PCS Link”). Pursuant to the Merger Agreement, Merger Sub merged with and into PCS Link with PCS Link remaining as the surviving corporation (the “Merger”). Upon the consummation of the Merger, the separate existence of Merger Sub ceased, and PCS Link became a wholly owned subsidiary of Divio. As a result of the Merger, the holders of all of the issued and outstanding shares of PCS Link common stock exchanged all of such shares (other than “dissenting shares” as defined in California Corporations Code Section 1300) for a combined total of 25,250,000 shares of common stock of Divio, representing approximately 71% of the total outstanding shares on the effective date of the Merger. Immediately following the Merger, Divio Holdings, Corp. changed its name to Greenwood Hall, Inc.

The Merger was accounted for as a “reverse merger,” with PCS Link as the accounting acquirer and the Company as the legal acquirer. Although, the Company acquired PCS Link from a legal perspective, the transaction is viewed as a recapitalization of PCS Link accompanied by an issuance of stock by PCS Link for the net assets of Greenwood Hall from an accounting perspective. This is because Greenwood Hall did not have operations immediately prior to the Merger, and PCS Link became the operating company as a result thereof. The board of directors of Greenwood Hall immediately after the Merger consisted of five directors, four of whom were nominated by PCS Link. Additionally, PCS Link’s stockholders owned 71% of the outstanding shares of Greenwood Hall immediately after completion of the transaction.

This Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended August 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on December 6, 2016. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of November 30, 2016 and has continued to incur a loss from operations during the first three months of fiscal year 2017. Although such accumulated deficit has decreased by 14.9% from $(27,666,656) as of August 31, 2016, these conditions raise substantial doubt about the Company’s ability to continue as a going concern.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from stockholders. During the three months ended November 30, 2016, the Company generated $1,184,723 from financing activities.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Warrants to purchase common stock are excluded from the computation of diluted shares during the three months ended November 30, 2016 and 2015, respectively, when their effect is anti-dilutive.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $7,209 and $12,833 for the three months ended November 30, 2016, and the three months ended November 30, 2015, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $35,494 and $20,084 for the three months ended November 30, 2016, and November 30, 2015, respectively. This expense is included in the condensed consolidated statements of operations as Equity-Based Compensation.

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

During the three months ended November 30, 2016 and November 30, 2015, the Company recognized a change in value of the derivative liability of $478,762 and $202,249, respectively.

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

The following table summarizes fair value measurements at November 30, 2016 and August 31, 2016 for assets and liabilities measured at fair value on a recurring basis.

November 30, 2016

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$1,181,175	$1,181,175

August 31, 2016

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$846,583	$846,583

The assumptions used in valuing derivative instruments issued during the three months ended November 30, 2016 were as follows:

Risk free interest rate	0.51% - 1.22%
Expected life	.01 Years-5.00 years
Dividend yield	None
Volatility	68% - 137%

The following is a reconciliation of the derivative liability related to these instruments for the three months ended November 30, 2016:

Value at August 31, 2016	$846,583
Issuance of instruments	1,161,043
Change in value	(347,690)
Net settlements	(478,762)
Value as of November 30, 2016	$1,181,175

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

Effect of Recently Issued Accounting Standards

There were no recently issued accounting standards during the period ended November 30, 2016 that impacted our consolidated financial statements or ongoing financial reporting.

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of the Company’s property and equipment amounted to $15,850 and $16,179 for the three months ended November 30, 2016 and the three months ended November 30, 2015, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At November 30, 2016 and August 31, 2016, property and equipment consists of the following:

	November 2016	August 2016
Computer equipment	$553,255	553,255
Software and Equipment	42,398	42,398
Furniture & Fixtures	9,177	9,177
	604,830	604,830
Accumulated depreciation	(539,633)	(524,515)
Net property and equipment	$65,197	80,315

3. NOTES PAYABLE

On October 14, 2016, the Company executed a new credit agreement (“Moriah Agreement”) with Moriah Educational Management LLC (“Moriah”). The Moriah Agreement provided for a revolving loan (“Revolving Loan”) for up to $3,500,000. The Revolving Loan may be drawn in tranches of not less than $500,000. On October 14, 2016 (“Advance Date”) the Company borrowed the full $3,500,000 (“Principal”). Interest on the Revolving Loan shall be computed on the basis of the actual number of days elapsed and a year of 360 days and shall accrue on the outstanding principal balance of advances at an annual rate equal to the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) Seven and Three Quarters Percent (7.75%), or (ii) Ten Percent (10.0%), but in no event in excess of Fourteen Percent (14%) per annum unless an event of default has occurred and is continuing. The prime rate was 3.5% on the Advance date. The Principal is due and payable, with all accrued and unpaid interest on October 13, 2018 with monthly payments of $29,167 starting on April 1, 2017. The Moriah Agreement contains a prepayment penalty. If the Company pays the entire unpaid Principal before April 30, 2017, a penalty of three percent (3%) of the then-outstanding Principal under the Revolving Loan.

As part of the Moriah Agreement, the Company issued two warrants to Moriah for the purchase of the Company’s common stock:

The Moriah Warrant is for the purchase, for a period of seven years, of up to 3,500,000 shares of the Company common stock at a purchase price of $0.12 per share, which is adjustable downward (“Ratchet-down”) if the Company issues share of its common stock, or securities convertible into or exercisable for the Company’s common stock at a price below $0.12. The Company has determined the Ratchet-down provision causes the Moriah Warrant to be a derivative, accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Moriah Warrant to be recorded as a liability on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of the October 14, 2016, the fair value of the Moriah Warrant was approximately $23,000, which was recorded as a discount to the Revolving Loan and amortized as an expense over the life of the Revolving Loan. As of November 30, 2016, the fair value of the Moriah Warrant was approximately $43,000.

Moriah Put is for the purchase, for a period of five years, of up to 8,125,000 shares of the Company common stock at a purchase price of $0.14 per share, which is adjustable downward (“Ratchet-down”) if the Company issues share of its common stock, or securities convertible into or exercisable for the Company’s common stock at a price below $0.14. Also, the Moriah Put grants the holder of the option to sell all or any portion of the Moriah Put or the Moriah Put Shares (“Put Option”) for which the Moriah Put has been exercised to the Company for a total purchase price of up to One Million One Hundred Thirty Seven Thousand Five Hundred Dollars ($1,137,500), pro-rated for any portion thereof, representing a purchase price of Fourteen Cents ($0.14) per Moriah Put Share, subject to adjustment. The Put Option may be exercised at any time and, if for a portion thereof, from time to time, during the fifteen-day period (the “Put Period”) commencing on the earliest of (1) the date when Moriah receives written notice from the Company of the Company’s intention to prepay the Revolving Loan, which notice shall be delivered by the Company to Moriah so as to be received by Moriah no later than fifteen days prior to the proposed date of prepayment; (2) the date of Moriah’s acceleration of the Obligations following an event of default, or (3) September 29, 2018

The Company has determined the Ratchet-down and Put Option provisions causes the Moriah Put to be a derivative, accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Moriah Put to be recorded as a liability on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of the October 14, 2016, the fair value of the Moriah Put was approximately $1,137,500, which was recorded as a discount to the Revolving Loan and amortized as an expense over the life of the Revolving Loan. As of November 30, 2016, the fair value of the Moriah Put was approximately $1,137,500.

Also, the Moriah Put provides the Company call the Moriah Put (“Call Option”) so long as any portion of this Warrant is outstanding, if the Company’s Common Stock has both (a) an average closing price greater than $0.50 per share, and (b) an average daily trading volume in excess of 300,000 shares, in each case for the immediately preceding ninety (90) consecutive trading days and continuing through the call notice period or such earlier date as the Moriah Put is exercised or transferred, the Company shall have the irrevocable right, but not the obligation, to demand automatic exercise, in whole or in part, by the Holder. The Company has determined the Call Option to be a derivative asset in a accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Call Option to be recorded as an asset on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of the October 14, 2016 and November 30, 2016, the Company has determined the Call Option fair value to be approximately$0.

Under the Moriah Agreement the Company has the following reporting and financial covenants:

Annual Financial Statements. Annual financial statements of Company, certified by the Chief Financial Officer of each and audited by an outside accounting firm acceptable to Lender, as soon as available, but in any event within ninety (90) days after the end of Borrower’s Fiscal Year during the Term. Such financial statements shall fairly present the financial position of Company as of the dates thereof and the results of its operations, cash flows and stockholders’ equity for each of the periods then ended in all material aspects; and be prepared in accordance with GAAP.

Quarterly Financial Statements. Quarterly financial statements of the Company, as soon as available but in any event no later than forty-five (45) days after the close of each calendar quarter, consisting of the unaudited balance sheet and the related statement of income of the Company, prepared in accordance with GAAP, subject to year-end audit adjustments, together with such other information with respect to the business of Company as Moriah may request.

Monthly Financial Statements. Not later than eighteen (18) days after the end of the first three (3) calendar months ending after the date hereof, and thereafter not later than fifteen (15) days after the end of each subsequent calendar month, the unaudited balance sheets and the related statements of income of Company, certified by the Chief Financial Officer of Borrower, subject to year end audit adjustments, with an aging schedule for all accounts receivable and accounts payable and calculation of LTM EBITDA as of the date of such financial statements, together with such other information with respect to the business of Company as Moriah may request.

Bi-Monthly Accounts Receivable and Accounts Payable Aging Reports. Twice a month, not later than the 15th day and the last day of each calendar month, respectively, an aging schedule for all accounts receivable and accounts payable, in form and substance satisfactory to Moriah.

Borrower shall timely file all reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the 1934 Act. The Company was late in the filing of the Company’s Form 10Q for the quarter ended November 30, 2016. As of the filing of the Form 10Q, the Company received a waiver from Moriah.

Adjusted Gross Revenues. Borrower will maintain (i) minimum monthly gross revenues of not less than eighty percent (80%) of the projected monthly plan provided by Borrower to Lender prior to the date hereof and annexed to our Annual Report on Form 10-k as Exhibit 9.18, as measured monthly as of the last day of each month during the Term, and (ii) minimum quarterly gross revenues of not less than eighty-five percent (85%) of the projected quarterly plan provided by Borrower to Lender prior to, as measured quarterly as of the last day of each fiscal quarter during the Term .

EBITDA. Borrower will maintain minimum quarterly EBITDA of not less than eighty-five percent (85%) of the projected quarterly plan provided by Borrower to Lender, as measured quarterly as of the last day of each fiscal quarter during the Term.

From the Principal advances, the Company was required to make certain payments to the Company’s existing note holders, specifically $1,200,00 to Opus Bank (“Opus”), $177,578 to California United Bank (“CUB”), $150,000 to Colgan Finacial Group, Inc. (“Colgan”), $305,000 to First Fire Capital (“First Fire”), $187,257 to Redwood Fund (“Redwood). Also, the Company prepaid approximately $131,000 of interest under the Revolving Loan.

As consideration for Moriah to enter in to the Moriah Agreement, the Company was required to settle the Opus and CUB loans, settle or extend the maturity dates on all other existing notes to date after the repayment of Moriah Principal and the for the other notes holders to execute an agreement to subordinate their security position to Moriah.

On October 7, 2014, CUB, agreed to tender its secured promissory note in the amount of $1,250,000 dated October 21, 2010 with a remaining balance of $876,251 and all accrued and unpaid interest of approximately $75,000 for a one-time payment of $177,578. Also, the Company was required to issue a new warrant to purchase 523,587 shares of the Company’s common stock at an exercise price of $0.10 per share.

On October 13, 2016 Opus agreed to tender its secured promissory note and letter of credit agreement for total principal of $3,515,152 and all accrued and unpaid interest of approximately $218,000 for a one-time payment of $1,205,778. Also, the Company was required to issue a new warrant for to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

On October 16, 2016 Colgan agreed to amend the secured promissory note dated December 23, 2013. Colgan agreed to accept a payment of $150,000, forgive $150,000 of accrued and unpaid interest and subordinate its secured position to Moriah. Also, the maturity date was extended to the earlier of (a) the date that the Company’s obligation to Mariah is paid or (b) December 31, 2017. The note shall accrue interest at a rate of 12% per annum.

On October 6, 2016 Colgan agreed to amend the secured promissory note dated December 18, 2014. Colgan agreed that the maturity date was extend to the earlier of (a) the date that the Company’s obligation to Mariah is paid or (b) December 31, 2017, with an interest rate of 12% per annum.

On October 13, 2016, First Fire agreed to tender its secured promissory note in the amount of $392,500 dated December 21, 2015 and all accrued and unpaid interest of approximately $18,000 for a one-time payment of $305,000. In addition, $13,000 of the outstanding balance of the note was converted into 1,444,444 shares of common stock.

On September 30, 2016, Redwood agreed to accept a new promissory note, maturing on September 30, 2017 and an interest rate of 12% per annum, in the amount of $1,418,496 in exchange for a payment of $300,000 and the cancelation of the promissory notes dated March 31, 2015, August 14, 2015, November 6, 2015, December 14, 2015, and February 4, 2016 and all accrued and unpaid interest under these notes. Also, Redwood agreed to to tender its promissory notes dated November 6, 2015 and January 18, 2016 for total principal of $170,000 and all accrued and unpaid of approximately $17,000 for a one-time payment of $187,257.

On October 3, 2016, Lincoln Park Capital Fund, LLC agreed to accept a new promissory note maturing on September 30, 2019 and an interest rate of 12% per annum, in the amount of $685,000 in exchange for the cancellation of the promissory notes dated April 24, 2015 in the amount of $295,000 and August 21, 2015 in the amount of $295,000 and all accrued and unpaid interest under these notes of approximately $75,000.

The following is a schedule, by year, of the aggregate maturities of the notes payable as of November 30, 2016:

Years ending August 31,
2017	$2,356,616.92
2018	$3,500,000.00
2019	$935,000.00
2020	$0
2021	$0
Thereafter	$0

4. STOCKHOLDERS’ EQUITY

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of Common Stock, par value $0.001.

Stock Issued for Services

During the three months ended November 30, 2016, the Company did not issue any shares of its common stock in exchange for services.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the stockholders approved, the 2014 Stock Option Plan under which a total of 5,000,000 shares of Common Stock are reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of November 30, 2016, the members of the Board of Directors hold options to purchase an aggregate of 1,750,000 shares of Common Stock at exercise prices ranging from $0.01 to $0.75, which were granted prior to August 31, 2016.

Transactions in 3 Mos. 2017	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2016	4,985,000	$0.23	9.03
Granted	0	$-	-
Exercised	0	-	-
Cancelled/Forfeited	0	-	-
Outstanding, November 30, 2016	4,985,000	$-	4,985,000
Exercisable, November 30, 2016	1,750,000	$-	1,750,000

The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: no dividends, expected volatility of 100%, risk free interest rate between 1.21% and 1.65%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.03 years at November 30, 2016. The exercise prices for the options outstanding at November 30, 2016 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
700,000	$0.01	8.15	700,000	0.01	8.15
600,000	$0.50	8.78	600,000	0.50	8.78
450,000	$0.75	8.84	450,000	0.75	8.84
910,000	$0.35	9.44	-	-	-
1,825,000	$0.08	9.74	-	-	-
500,000	$0.11	9.84	-	-	-
4,985,000	$0.23	9.28	1,750,000	$0.37	8.54

Warrants Outstanding

The following is a summary of warrants outstanding at November 30, 2016:

Exercise Price	Number of Warrants	Expiration Date
$1.00	1,264,023	Nov 2024
$0.01	100,000	Jul 2016
$1.00	295,000	Apr 2020
$0.08	1,110,297	Dec 2017
$0.10	1,110,297	Dec 2017
$1.00	400,000	Aug 2020
$0.50	1,176,473	Aug 2020
$0.01	250,000	Dec 2020
$1.00	1,200,000	Aug 2021
$1.00	523,587	Aug 2021
$1.00	20,000	Aug 2021
$1.00	10,000	Aug 2021
$0.01	150,000	Feb 2018
$0.01	250,000	Dec 2019
$1.10	500,000	May 2021
$0.10	1,428,571	Oct 2026
$0.10	523,587	Dec 2020
$0.10	2,000,000	Oct 2020
$0.10	5,000,000	Oct 2021
$0.12	3,500,000	Oct 2021
$0.14	8,125,000	Oct 2021

Warrants were issued pursuant to certain consulting agreements and amendments to financing terms. Warrants are booked to additional paid in capital and to interest expense based on stock price at date of grant, exercise price, warrant life, risk free rate and annual volatility. During the three months ended November 30, 2016, the Company granted warrants to purchase up to 20,577,158 shares of Common Stock, valued from $0.10 to $0.14 per share.

5. CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the three months ended November 30, 2016, three (3) customers represented 53% of net revenues and for the three months ended November 30, 2015, four (4) customers represented a total of 53% of revenues. A decision by this customer to cease business relations with the Company may have a material adverse effect on the Company’s financial condition and results of operations.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at November 30, 2016 and November 30, 2015.

As of November 30, 2016, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs will begin expiring in 2032. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the three months ended November 30, 2016, the three months ended November 30, 2015, amounted to $134,725 and $184,111, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of August 31, 2016:

Years Ending August 31,
2017	516,484
2018	555,762
2019	571,259
2020	467,211
2021	464,560
Thereafter	794,235

Employment Agreements

At November 30, 2016, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

On August 26, 2016, Zantine Greenwood (“Greenwood”), a former officer and founder of the Company, commenced a proceeding in Arbitration alleging that the Company had breached its obligations under a consulting agreement entered into by and between Greenwood and the Company on or about July 24, 2014 (the “Consulting Agreement”).  The Company did not appear at the Arbitration.  On September 23, 2016, the Arbitrator issued an award to Greenwood against the Company in the sum of $236,250.79.  On October 26, 2016, Greenwood filed a petition to confirm the award in the Los Angeles Superior Court, Case No. BS165962. The Company opposed the petition and requested that the court vacate the award because the arbitration provision in the Consulting Agreement was void under applicable law and therefore the Arbitrator had no subject matter jurisdiction over the dispute.   In a January 9, 2017 Settlement Agreement and Mutual Release, the Company agreed to pay Greenwood $115,000 plus 5.5% simple interest in monthly installments of $10,000 until payment in full in exchange for a release of any and all claims against the Company arising from or relating to the dispute.  Conditions to the settlement are that the Court vacate the award and retain jurisdiction until all payments have been made.  The Company expects that the Court will agree with the conditions.

On March 11, 2016, StoryCorp Consulting, Inc. and David R. Wells filed suit against the Company and the John R. Hall, in his individual capacity, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and promissory fraud/false promise, among other things, seeking an amount of not less than $ 100,000. The Company believes that it has a strong defense and is vigorously defending against this lawsuit, but the potential range of loss related to this matter cannot be determined, as the pleadings are still not resolved, but are expected to be resolved in 2017, at the earliest. No trial date has been set. If we fail in defending any such claims or settling those claims, in addition to paying monetary damages or a settlement payment, the outcome of this matter could have a materially adverse effect on our business, financial condition and results of operations.

8. DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS was inactive during the three month periods ended November 30, 2016 and 2015.

9. SUBSEQUENT EVENTS

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

Forward-looking statements in the report include express or implied statements concerning the Company’s future revenues, expenditures, capital or other funding requirements, the adequacy of the Company’s current cash and working capital to fund present and planned operations and financing needs, expansion of and demand for product offerings, and the growth of the Company’s business and operations through acquisitions or otherwise, as well as future economic and other conditions both generally and in the Company’s specific geographic and product markets. These statements are based on currently available operating, financial and competitive information and are subject to various risks, uncertainties and assumptions that could cause actual results to differ materially from those anticipated or implied in the forward-looking statements due to a number of factors including, but not limited to, those set forth below in the section entitled “Risk Factors” included in the Company’s annual report on Form 10-K for the year ended August 31, 2016, filed with the U.S. Securities and Exchange Commission on December 6, 2016. Given those risks, uncertainties and other factors, many of which are beyond the Company’s control, you should not place undue reliance on these forward-looking statements.

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

Company Overview

Greenwood Hall, Inc., a Nevada corporation (hereinafter referred to as the “Company”, “Greenwood Hall”, “we”, “us” or “our”), is an education technology company. Our corporate mission is to enable colleges and universities to remain relevant by helping them expand access to personalized educational opportunities that are flexible and affordable, and to prepare students for career opportunities. We assist schools in maximizing the student experience and driving successful student outcomes while leveraging technology to help reinvent their operating and financial models.

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

Our Services

Our core services include:

•	solutions that support the entire student lifecycle including lead generation/marketing, new student recruitment, enrollment counseling, financial aid advising, new student recruitment, retention counseling, career advising, student concierge, and help desk services;

•	consulting services, including market assessments and analysis of internal operational efficiency, retention counseling/coaching and the reengagement of students who have dropped out of a particular institution;

•	student support solutions, including help desk, career advising, student concierge and financial aid advising services; and

•	various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid, and classroom), and make certain institutional decisions.

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

Recent Developments

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

On January 10, 2017, the Company entered into an agreement with Lamar University, a unit of the Texas State University system, to provide enrollment management services.

Recent Financing Transactions

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

In connection with the Moriah Loan, the Company restructured its existing debt held by Redwood Fund LP, Lincoln Park Capital Fund, LLC, Colgan Financial Group, Inc., Opus Bank and California United Bank, as further described in the notes to the financial statements contained herein.

Non-GAAP Measures: Adjusted EBITDA

In this report, we supplement our reporting of certain financial measures determined in accordance with GAAP by utilizing certain non-GAAP financial measures. Adjusted EBITDA represents our earnings before interest expense, other income (expense), income taxes, depreciation and amortization, transactional-related expenses, stock-based compensation, and changes in the fair value of our derivative financial instruments. Adjusted EBITDA is a key measure used by Management and the Board of Directors to understand and evaluate our core operating performance and trends, to prepare and approve our annual budget and to develop short and long-term operational plans. In particular, the exclusion of certain expenses in calculating Adjusted EBITDA can provide a useful measure for period-to-period comparisons of our core business. Accordingly, we believe that Adjusted EBITDA provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our Management and Board of Directors.

Adjusted EBITDA described below are in addition to, and not meant to be considered superior to, or a substitute for, our financial statements prepared in accordance with GAAP. In addition, Adjusted EBITDA may not be comparable to similarly titled measures of other companies because other companies may not calculate Adjusted EBITDA in the same manner as we do.

Our use of Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations include the following:

•	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

•	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

•	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

•	Adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

•	Other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Due to these and other limitations, investors should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of Adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended
	November 30, 2016	November 30, 2015

NET INCOME (LOSS)	$3,992,627	$(3,258,758)
Adjustments:
Equity Expense	35,494	88,184
Interest Expense	406,839	2,052,792
Other Income/Expense	(4,303,175)	-
Transaction Related Expenses	125,189	-
Change in Value of Derivatives	478,762	202,249
Miscellaneous Income (expense), net	-	(16,788)
Total Adjustments	(4,214,414)	2,326,437
ADJUSTED EBITDA (LOSS)	$(221,787)	$(932,321)

Results of Operations

EdTech Versus Legacy/Non-Recurring Revenue

We have two revenue streams – EdTech and Legacy. The EdTech side of our business includes all of our technology-enabled solutions offerings to higher education. It is the growth side of our business and the area that Management believes will generate the highest stockholder value. As such, the Company is focused on the growth of our EdTech offerings. Our Legacy business represents the Company’s non-education lifecycle management services for non-profit organizations as well as certain non-strategic higher education offerings. In order to best maximize stockholder value, Management opted in 2014 to end its efforts to grow the Company’s Legacy business. The Company’s revenues for the first three months of FY-2017 reflect an increasing proportion of EdTech revenue from the first three months of FY-2016.

	Three Months Ended
	November 30, 2016	November 30, 2015

Legacy	$148,245	$252,422
EdTech	$2,392,762	$1,037,579
Total Revenue	$2,541,007	$1,290,001

The following table summarizes our consolidated statements of operations for the three months ended November 30, 2016 and November 30, 2015.

	Three Months Ended
	November 30, 2016	November 30, 2015
REVENUE	$2,541,007	$1,290,001
Direct cost of services	1,740,165	875,299
Personnel	704,181	691,468
Selling, general and administrative	443,638	1,026,477
Equity-based expense	35,494	88,184
TOTAL OPERATING EXPENSES	2,923,478	2,681,428

INCOME (LOSS) FROM OPERATIONS	(382,471)	(1,391,427)

OTHER INCOME (EXPENSE)
Interest expense	(406,839)	(2,052,792)
Change in value of derivatives	(478,762)	202,249
Transaction related income (expense), net	4,303,175	-
Miscellaneous income (expense), net	-	(16,788)
TOTAL OTHER INCOME (EXPENSE)	4,375,098	(1,867,331)
NET INCOME (LOSS)	3,992,627	(3,258,758)

Revenue, Net

Overall Revenue increased by $1,251,006, or 97.0%, during the three months ended November 30, 2016, primarily due to new contracts with higher education customers secured during the second half of the Company’s fiscal year ended August 31, 2016 as well as during the three months ended November 31, 2016. Recurring revenues from the Company’s strategic EdTech offerings increased by $1,355,183 or 130.6% during three months ended November 30, 2016, compared to the same period in 2015, primarily due to new contracts with higher education customers secured during the second half of the Company’s fiscal year ended August 31, 2016 as well as during the three months ended November 30, 2016 .

Direct Cost of Services

Direct cost of service increased by $864,866, or 99.0%, during the three months ended November 30, 2016, primarily due to increased demand for and sales of the Company’s services.

Personnel

Personnel costs increased by $12,713, or 1.8%, during the three months ended November 30, 2016, primarily due to increased demand for and sales of the Company’s services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $582,840, or 56.8%, during the three months ended November 30, 2016, primarily due to reductions in overhead expenses.

Equity-based Expense

Equity-based expense decreased by $52,690, or 59.8%, during the three months ended November 30, 2016.

Other Income (Expense)

Other income increased by $6,242,429, or 334.3%, during the three months ended November 30, 2016, due primarily to transaction related income equal to $4,303,175.

Income (Loss) From Continuing Operations

We experienced a net income of $3,992,627 from continuing operations for the three months ended November 30, 2016. This compares with a net loss from continuing operations of $(3,258,758), during the three months ended November 30, 2015, an increase of $7,251,385, or 222.5%.

Period-to-Period Fluctuations

Our revenue, cash position and accounts receivable may fluctuate significantly from quarter to quarter due to variations driven by the academic schedules of our clients’ programs. These programs generally start classes for new and returning students on an average of four times per year. Class start dates are not necessarily evenly spaced throughout the year, do not necessarily correspond to the traditional academic calendar and may vary from year to year. As a result, the number of classes our client programs have in session, and therefore the number of students enrolled, will vary from month to month and quarter to quarter, leading to variability in our revenue.

Liquidity and Capital Resources

Working Capital

	November 30, 2016	August 31, 2016
Total Current Assets	$1,742,099	934,039
Total Current Liabilities	7,205,798	14,061,690
Working Capital Deficit	(5,463,699)	(13,127,651)

The working capital deficit decreased by $7,663,952, or 58.4%, from August 31, 2016 to November 30, 2016, due primarily to amendments to the respective maturity dates of certain notes payable and line of credit, such that such notes and line of credit were subsequently deemed non-current liabilities.

Cash Flows

	Three months ended	Three months ended
	November 30, 2016	November 30, 2015
Net Cash provided by (used in) Operating Activities	$857,443	(581,216)
Net Cash provided by (used in) Investing Activities	(1,411)	-
Net Cash provided by (used in) Financing Activities	1,184,723	399,819

The decrease by $276,227, or 47.5% in net cash provided by operating activities in the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 was due to the restructuring transactions completed in October 2016. The increase by $784,904, or 196.3%, in cash provided by financing activities in the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 was due to financing transactions completed by the Company in October 2016. The decrease by $1,411, in cash provided by investing activities in the three months ended November 30, 2016 as compared to the three months ended November 30, 2015 was due to the acquisition of software and equipment.

Going Concern

Our financial statements have been prepared on a going concern basis. We must raise additional capital to fund our operations in order to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of November 30, 2016 and continues to incur a loss from continuing operations during the first quarter of FY-2017. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following November 30, 2016. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our growth and general and administrative expenses as well as materially reducing the Company’s debt load. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, Management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders. There can be no assurance that potential financing will be obtained on term acceptable to management and future financing may substantially dilute the ownership of existing stockholders

Management intends to restore profitability by continuing to grow our operations and customer base while maintaining the overhead savings we achieved during our recent restructuring. Management’s recent restructuring of the Company’s debt contributed to reducing the Company’s debt load. Management believes that the actions presently being taken to further implement its business plan, generate additional revenues and restructure certain liabilities provide the opportunity for the Company to continue as a going concern. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations as of November 30, 2016 from amounts previously disclosed in our 2016 Annual Report.

Debt

A detailed description of the Company’s debt is provided in Note 3 under Item 1 hereunder and is incorporated herein by reference.

Critical Accounting Policies

Our critical accounting policies require management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. These estimates are based on historical experience, the advice of external experts or on other assumptions management believes to be reasonable. Where actual amounts differ from estimates, revisions are included in the results for the period in which actual amounts become known. Historically, differences between estimates and actual amounts have not had a significant impact on our consolidated financial statements.

Critical accounting policies and estimates used to prepare the financial statements are discussed with our Board of Directors as they are implemented and on an annual basis.

We have no material changes to our Critical Accounting Policies and Estimates disclosure as filed in our 2016 Annual Report.

Recent Accounting Pronouncements

See Note 1 to the consolidated financial statements for a discussion of recent accounting guidance.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports filed under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial and accounting officer, as appropriate, to allow timely decisions regarding required disclosure.

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of November 30, 2016, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of November 30, 2016, our Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were not effective at the reasonable assurance level due to the late filing of this Quarterly Report.

Changes in Internal Control over Financial Reporting

No changes in the Company's internal control over financial reporting have come to management's attention during the Company's last fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Except as disclosed in our Annual Report on Form 10-K for the year ended August 31, 2016 and Note 7 under Item 1 hereunder, incorporated herein by reference, we are not subject to any material pending legal proceedings. From time to time, we may be involved in routine legal proceedings, as well as demands, claims and threatened litigation, which arise in the normal course of business.

ITEM 1A. RISK FACTORS

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. A description of “Risk Factors” applicable to the Company, its business and investment in its securities is disclosed in our Annual Report on Form 10-K for the year ended August 31, 2016.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD HALL, INC.

Date: January 27, 2017	By:	/s/ John Hall
John Hall
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer

