Form 10-Q/A
period 2016-11-30
GREENWOOD HALL, INC.
filed 2017-02-06
CIK 1557644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of February 3, 2017, there were 58,741,683 shares of the issuer’s $.001 par value common stock issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

EXPLANATORY NOTE

We are filing this Amendment No. 1 on Form 10-Q/A to amend and restate in their entirety the following items of our Quarterly Report on Form 10-Q for the quarter ended November 30, 2016 as originally filed with the Securities and Exchange Commission on January 27, 2017 (the “Original Form 10-Q”): (i) Item 1 of Part I, the Condensed Consolidated Balance Sheet as of November 30, 2016 (unaudited) and the notes related thereto; and (ii) Item 2 of Part I, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” No other sections were affected, but for the convenience of the reader, this report on Form 10-Q/A restates in its entirety, as amended, our Original Form 10-Q. This report on Form 10-Q/A is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement described below.

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

3

GREENWOOD HALL, INC.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

NOVEMBER 30, 2016 (UNAUDITED) AND AUGUST 31, 2016

	(Unaudited)
	November 30,	August 31,
	2016	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$325,869	$-
Accounts receivable, net	1,266,287	800,836
Prepaid expenses and other current assets	113,083	96,343
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	1,742,099	934,039

PROPERTY AND EQUIPMENT, net	65,197	80,315

OTHER ASSETS
Deposits and other assets	79,783	79,783

TOTAL OTHER ASSETS	79,783	79,783

TOTAL ASSETS	$1,887,078	$1,094,137

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,878,674	$2,062,464
Accrued expenses	622,106	687,624
Accrued payroll and related expenses	774,078	745,405
Bank Overdraft	-	801,784
Deferred revenue	495,882	194,861
Accrued interest	196,883	755,083
Due to stockholders / officer	247,267	302,880
Notes payable, net of discount of $178,037 and $183,732, respectively	1,473,876	5,329,149
Line of Credit	-	2,000,000
Derivative liability	1,181,175	846,583
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	7,205,798	14,061,690

Notes payable, non-current, net of discounts of 1,553,028	3,583,281	-

TOTAL LIABILITIES	10,789,079	14,061,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 58,741,683 and 53,717,501 shares issued and outstanding, respectively	58,742	53,718
Additional paid-in capital	14,903,287	14,835,385
Subscription Receivable	(190,000)	(190,000)
Accumulated deficit	(23,674,029)	(27,666,656)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,902,001)	(12,967,553)

Noncontrolling interest	-	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(8,902,001)	(12,967,553)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,887,078	$1,094,137

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

(UNAUDITED)

	Three Months Ended
	November 30, 2016	November 30, 2015

REVENUES	$2,541,007	$1,290,001

OPERATING EXPENSES
Direct cost of services	1,740,165	875,299
Personnel	704,181	691,468
Selling, general and administrative	443,638	1,026,477
Equity-based expense	35,494	88,184

TOTAL OPERATING EXPENSES	2,923,478	2,681,428

INCOME (LOSS) FROM OPERATIONS	(382,471)	(1,391,427)

OTHER INCOME (EXPENSE)
Interest expense	(406,839)	(2,052,792)
Change in value of derivatives	478,762	202,249
Transaction related income (expense), net	4,303,175
Miscellaneous income (expense), net	-	(16,788)

TOTAL OTHER INCOME (EXPENSE)	4,375,098	(1,867,331)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	3,992,627	(3,258,758)

Provision for income taxes	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,992,627	(3,258,758)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-

NET INCOME (LOSS)	3,992,627	(3,258,758)

Net income (loss) attributable to non-controlling interests	-	-

Net income (loss)	$3,992,627	$(3,258,758)

Earnings per share - basic and diluted
Income (loss) from continuing operations	$0.07	$(0.07)
Income (loss) from discontinued operations	-	-

Net income (loss)	$0.07	$(0.07)

Weighted average common shares - basic	57,373,891	47,656,478

Weighted average common shares - diluted	57,835,060	47,656,478

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE THREE MONTHS ENDED NOVEMBER 30, 2016 AND 2015

(UNAUDITED)

	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,992,627	$(3,258,758)
Net (income) loss from discontinued operations	-	-
Net income (loss) from continuing operations	3,992,627	(3,258,758)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
Non-cash interest on convertible promissory notes	248,927	335,559
Gain on settlement of notes payable	(4,303,175)	-
Warrants issued for services	-	-
Stock-based compensation	-	20,084
Shares issued for services	-	68,100
Shares issued for settlement	35,492	1,500,000
Depreciation and amortization	15,850	16,179
Change in value of derivatives	(478,762)	(202,249)
Changes in operating assets and liabilities:
Accounts receivable	(465,451)	342,410
Prepaid expenses and other current assets	(16,740)	37,969
Deposits and other assets	678	251
Accounts payable	(242,390)	169,157
Accrued expenses	(65,518)	154,353
Accrued payroll and related	28,673	82,020
Deferred revenue	301,021	56,426
Accrued interest	91,324	94,908
Advances from officers, net	-	2,375
Net cash provided by (used in) operating activities of continuing operations	(857,443)	(581,216)
Net cash provided by (used in) operating activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(857,443)	(581,216)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,411)	-
Net cash used in investing activities of continuing operations	(1,411)	-
Net cash used in investing activities of discontinued operations	-	-

NET CASH USED IN INVESTING ACTIVITIES	(1,411)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,554,850	100,000
Payments on notes payable	(2,043,301)	(10,181)
Proceeds from the sale of stock	-	310,000
Repayment of bank overdraft	(271,213)	-
Repayment due to stockholder officer	(55,613)	-
Net cash provided by (used in) financing activities of continuing operations	1,184,723	399,819
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,184,723	399,819

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	325,869	(181,397)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH	325,869	(181,397)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	211,725

CASH AND CASH EQUIVALENTS, END OF PERIOD	$325,869	$30,328

Supplemental disclosures:
Interest paid in cash	$17,257	$297,009
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$35,492	$80,000

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

November 30, 2016

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$1,181,175	$1,181,175

August 31, 2016

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$846,583	$846,583

The assumptions used in valuing derivative instruments issued during the three months ended November 30, 2016 were as follows:

Risk free interest rate	0.51% - 1.22%
Expected life	.01 Years-5.00 years
Dividend yield	None
Volatility	68% - 137%

The following is a reconciliation of the derivative liability related to these instruments for the three months ended November 30, 2016:

Value at August 31, 2016	$846,583
Issuance of instruments	1,161,043
Change in value	(478,762)
Net settlements	(347,690)
Value as of November 30, 2016	$1,181,175

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

Borrower shall timely file all reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the 1934 Act. The Company was late in the filing of the Company’s Form 10Q for the quarter ended November 30, 2016, and such untimely filing was cured to the satisfaction of the lender.

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

From the Principal advances, the Company was required to make certain payments to the Company’s existing note holders, specifically $1,200,000 to Opus Bank (“Opus”), $177,578 to California United Bank (“CUB”), $150,000 to Colgan Finacial Group, Inc. (“Colgan”), $305,000 to First Fire Capital (“First Fire”), $187,257 to Redwood Fund (“Redwood). Also, the Company prepaid approximately $131,000 of interest under the Revolving Loan.

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

On October 13, 2016, First Fire agreed to tender its secured promissory note in the amount of $392,500 dated December 21, 2015 and all accrued and unpaid interest of approximately $18,000 for a one-time payment of $305,000. In addition, $24,500 of the outstanding balance of the note was converted into 3,122,222 shares of common stock.

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

On October 3, 2016, Lincoln Park Capital Fund, LLC agreed to accept new promissory notes maturing on September 30, 2019 and an interest rate of 12% per annum, in the amount of $685,000 in exchange for the cancellation of the promissory notes dated April 24, 2015 in the amount of $295,000 and August 21, 2015 in the amount of $295,000 and all accrued and unpaid interest under these notes of approximately $75,000. In addition, Lincoln Park was issued a new promissory note maturing September 30, 2019 of $250,000 reflecting $200,000 in net proceeds to the Company.

The following is a schedule, by year, of the aggregate maturities of the notes payable as of November 30, 2016:

Periods ending November 30,
2017	$1,651,830.00
2018	$4,204,487.00
2019	$935,000.00
2020	$0
2021	$0
Thereafter	$0

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

Transactions in Q1 2017	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2016	4,985,000	$0.23	8.78
Granted	0	$-	-
Exercised	0	-	-
Cancelled/Forfeited	0	-	-
Outstanding, November 30, 2016	4,985,000	$0.23	8.78
Exercisable, November 30, 2016	2,660,000	$0.36	8.35

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

The weighted average remaining contractual life of options outstanding issued under the Plan was 9.03 years at November 30, 2016. The exercise prices for the options outstanding at November 30, 2016 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

OPTIONS OUTSTANDING			OPTIONS EXERCISABLE
Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
700,000	$0.01	7.65	700,000	0.01	7.65
600,000	$0.50	8.28	600,000	0.50	8.28
450,000	$0.75	8.34	450,000	0.75	8.34
910,000	$0.35	8.94	910,000	0.35	8.94
1,825,000	$0.08	9.24	-	-	-
500,000	$0.11	9.34	-	-	-
4,985,000	$0.23	8.78	2,660,000	$0.36	8.35

Warrants Outstanding

The following is a summary of warrants outstanding at November 30, 2016:

Exercise Price	Number of Warrants	Expiration Date
$1.000	1,264,023	Dec-24
$0.010	100,000	Jul-16
$1.000	-	Apr-20
$0.010	150,000	Feb-18
$0.500	1,176,473	Aug-20
$1.000	-	Aug-20
$1.000	1,200,000	Aug-21
$1.000	-	Aug-21
$1.000	20,000	Aug-21
$1.000	10,000	Aug-21
$0.010	-	Dec-19
$1.100	-	Mar-21
$0.100	800,000	Jun-18
$0.125	800,000	Jun-18
$0.032	3,184,126	Jun-18
$0.040	3,184,126	Jun-18
$0.050	100,000	Jun-21
$0.100	1,428,571	Oct-26
$0.100	523,587	Dec-20
$0.100	2,000,000	Oct-20
$0.100	5,000,000	Oct-21
$0.120	3,500,000	Oct-21
$0.140	8,125,000	Oct-21

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

Due to these and other limitations, investors should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of Adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended
	November 30, 2016	November 30, 2015

NET INCOME (LOSS)	$3,992,627	$(3,258,758)
Adjustments:
Equity Expense	35,494	88,184
Interest Expense	406,839	2,052,792
Other Income/Expense	(4,303,175)	-
Transaction Related Expenses	125,189	-
Change in Value of Derivatives	(478,762)	202,249
Miscellaneous Income (expense), net	-	(16,788)
Total Adjustments	(4,214,414)	2,326,437
ADJUSTED EBITDA (LOSS)	$(221,787)	$(932,321)

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

Revenue, Net

Overall Revenue increased by $1,251,006, or 97.0%, during the three months ended November 30, 2016, primarily due to new contracts with higher education customers secured during the second half of the Company’s fiscal year ended August 31, 2016 as well as during the three months ended November 31, 2016. Recurring revenues from the Company’s strategic EdTech offerings increased by $1,355,183 or 130.6% during three months ended November 30, 2016, compared to the same period in 2015, primarily due to new contracts with higher education customers secured during the second half of the Company’s fiscal year ended August 31, 2016 as well as during the three months ended November 30, 2016.

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

Cash Flows

	Three months ended	Three months ended
	November 30, 2016	November 30, 2015
Net Cash provided by (used in) Operating Activities	$(857,443)	(581,216)
Net Cash provided by (used in) Investing Activities	(1,411)	-
Net Cash provided by (used in) Financing Activities	1,184,723	399,819

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD HALL, INC.

Date: February 6, 2017	By:	/s/ John Hall
John Hall
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer

