Form 10-Q
period 2017-02-28
GREENWOOD HALL, INC.
filed 2017-04-18
CIK 1557644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 2017

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of April 17, 2017, there were 60,691,683 shares of the issuer’s common stock, par value $.001 per share, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed second fiscal quarter.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended February 28, 2017 includes all adjustments, consisting of normal recurring adjustments, necessary in order to ensure that the unaudited interim financial statements are not misleading.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

FEBRUARY 28, 2017 (UNAUDITED) AND AUGUST 31, 2016

	(Unaudited)
	February 28,	August 31,
	2017	2016
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Accounts receivable, net	1,385,580	800,836
Prepaid expenses and other current assets	115,875	96,343
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	1,538,315	934,039

PROPERTY AND EQUIPMENT, net	48,592	80,315

OTHER ASSETS
Deposits and other assets	79,783	79,783

TOTAL OTHER ASSETS	79,783	79,783

TOTAL ASSETS	$1,666,690	$1,094,137

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$2,073,761	$2,062,464
Accrued expenses	381,519	687,624
Accrued payroll and related expenses	789,440	745,405
Bank Overdraft	100,432	801,784
Deferred revenue	386,655	194,861
Accrued interest	287,071	755,083
Due to stockholders / officer	204,107	302,880
Notes payable, net of discount of $124,626 and $183,732, respectively	2,520,704	5,329,149
Line of Credit	-	2,000,000
Derivative liability	1,238,620	846,583
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	8,318,166	14,061,690

Notes payable, non-current, net of discounts of $1,348,087	2,794,805	-

TOTAL LIABILITIES	11,112,971	14,061,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.001 par value; 937,500,000 shares authorized, 60,691,683 and 53,717,501 shares issued and outstanding, respectively	60,684	53,718
Additional paid-in capital	15,051,750	14,835,385
Subscription Receivable	-	(190,000)
Accumulated deficit	(24,558,715)	(27,666,656)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,446,281)	(12,967,553)

Noncontrolling interest	-	-

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(9,446,281)	(12,967,553)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$1,666,690	$1,094,137

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

REVENUES	$2,647,773	$1,378,168	$5,188,780	$2,668,169

OPERATING EXPENSES
Direct cost of services	1,232,260	1,127,327	2,972,425	2,184,697
Personnel	797,825	761,953	1,502,006	1,311,972
Selling, general and administrative	664,388	640,181	1,108,026	1,626,036
Equity-based expense	21,450	438,242	56,944	526,426

TOTAL OPERATING EXPENSES	2,715,923	2,967,702	5,639,401	5,649,130

INCOME (LOSS) FROM OPERATIONS	(68,150)	(1,589,534)	(450,621)	(2,980,961)

OTHER INCOME (EXPENSE)
Subscription Receivable Write-Off	(190,000)		(190,000)
Gain on Settlement	55,879	-	4,359,054	-
Interest expense	(625,755)	(636,724)	(1,032,594)	(2,689,516)
Change in value of derivatives	(57,445)	20,486	421,317	222,735
Miscellaneous income (expense), net	(835)	(16,482)	(835)	(33,270)

TOTAL OTHER INCOME (EXPENSE)	(818,156)	(632,720)	3,556,942	(2,500,051)

INCOME (LOSS) FROM CONTINUING OPERATIONS
BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(886,306)	(2,222,254)	3,106,321	(5,481,012)

Provision for (benefit from) income taxes	-	-	-	-

INCOME (LOSS) FROM CONTINUING OPERATIONS	(886,306)	(2,222,254)	3,106,321	(5,481,012)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	-	-	-	-

NET INCOME (LOSS)	(886,306)	(2,222,254)	3,106,321	(5,481,012)

Net income (loss) attributable to noncontrolling interests	-	-	-	-

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc. common stockholders	$(0.01)	$(0.05)	$0.05	$(0.11)

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(0.01)	$(0.05)	$0.05	$(0.11)

Weighted average common shares - basic	60,670,016	48,245,471	58,992,647	47,950,973

Weighted average common shares - diluted	60,670,016	48,245,471	59,557,893	47,950,973

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	February 28, 2017	February 29, 2016
Net income (loss)	$3,106,321	$(5,481,012)
Net (income) loss from discontinued operations	-	-
Net income (loss) from continuing operations	3,106,321	(5,481,012)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
(Gain)/Loss in Extinguishment of Debt	(4,303,175)	-
Subscription Receivable Write-Off	190,000	-
Non-cash interest on convertible promissory notes	508,137	746,273
Warrants issued for services	130,033	90,017
Stock-based compensation	-	98,750
Shares issued for services	21,450	427,676
Shares issued for settlement	35,493	1,500,000
Depreciation and amortization	33,133	32,591

Change in value of derivatives	(421,316)	(222,735)
Changes in operating assets and liabilities:
Accounts receivable	(584,744)	248,819
Prepaid expenses and other current assets	(19,532)	64,559
Deposits and other assets	-	251
Accounts payable	(15,616)	491,562
Accrued expenses	(306,104)	48,390
Accrued payroll and related	44,035	38,233
Deferred revenue	191,794	79,026
Accrued interest	149,507	203,792
	-	-
Net cash provided by (used in) operating activities of continuing operations	(1,240,584)	(1,633,808)
Net cash provided by (used in) operating activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,240,584)	(1,633,808)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,411)	-
Net cash used in investing activities of continuing operations	(1,411)	-
Net cash used in investing activities of discontinued operations	-	-

NET CASH USED IN INVESTING ACTIVITIES	(1,411)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,554,850	595,000
Payments on notes payable	(2,043,301)	(20,361)
Bank Overdraft	(170,781)	424,139
Repayments of due to officers, net	(98,773)	113,305
Proceeds from the sale of stock	-	310,000
Proceeds from the sale of units	-	-
Net cash provided by (used in) financing activities of continuing operations	1,241,995	1,422,083
Net cash provided by (used in) financing activities of discontinued operations	-	-

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,241,995	1,422,083

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	-	(211,725)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	-	-
NET INCREASE (DECREASE) IN CASH	-	(211,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	211,725

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$-

Supplemental disclosures:
Interest paid in cash	$54,179	$181,340
Income taxes paid in cash	$-	$-

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$37,433	$80,000

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall, Inc., a Nevada corporation (hereinafter referred to as the “Company”, “Greenwood Hall”, “we”, “us” or “our”), is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, optimize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 158 employees and has served more than 62 education clients and over 75 degree programs.

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

This Quarterly Report on Form 10-Q for the quarter ended February 28, 2017 should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended August 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on December 6, 2016. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of February 28, 2017 and has continued to incur a loss from operations during the first six months of fiscal year 2017.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from stockholders. During the six months ended February 28, 2017, the Company generated $1,241,995 in financing activities.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Diluted earnings (loss) per share are computed using the weighted-average number of common shares and dilutive potential common shares outstanding during the period. Warrants to purchase common stock are excluded from the computation of diluted shares during the six months ended February 28, 2017 and February 29, 2016, respectively, when their effect is anti-dilutive.

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $3,550 and $18,040 for the three months ended February 28, 2017 and February 29, 2016, respectively, and, $10,759 and $37,278 for the six months ended February 28, 2017 and February 29, 2016, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $21,450 and $98,750 for the three months ended February 28, 2017 and February 29, 2016, respectively, and $56,944 and $98,750 for the six months ended February 28, 2017 and February 29, 2016, respectively. This expense is included in the condensed consolidated statements of operations as Equity-Based Compensation.

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

During the three months ended February 28, 2017 and February 29, 2016, the Company recognized a change in value of the derivative liability of $57,445 and $20,486, respectively. During the six months ended February 28, 2017 and February 29, 2016, the Company recognized a change in value of the derivative liability of $463,037 and $222,735, respectively.

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

The following table summarizes fair value measurements at February 28, 2017 and August 31, 2016 for assets and liabilities measured at fair value on a recurring basis.

February 28, 2017

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$1,238,620	$1,238,620

August 31, 2016

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$846,583	$846,583

The assumptions used in valuing derivative instruments issued during the year ended August 31, 2016 were as follows:

Risk free interest rate	0.68% - 0.71%
Expected life	0.08 Years – 2.00 years
Dividend yield	None
Volatility	100.0%

The assumptions used in valuing derivative instruments issued during the six months ended February 28, 2017 were as follows:

Risk free interest rate	1.00% - 2.19%
Expected life	0.84 Years-10 years
Dividend yield	None
Volatility	70.1% - 111.0%

The following is a reconciliation of the derivative liability related to these instruments for the six months ended February 28, 2017:

Value at August 31, 2016	$846,583
Issuance of instruments	1,161,043
Change in value	(421,316)
Net settlements	(347,690)
Value as of February 28, 2017	$1,238,620

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

Effect of Recently Issued Accounting Standards

There were no recently issued accounting standards during the period ended February 28, 2017 that impacted our consolidated financial statements or ongoing financial reporting.

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of the Company’s property and equipment amounted to $15,926 and $15,803 for the three months ended February 28, 2017 and the three months ended February 29, 2016, respectively, and $32,455 and $32,591 for the six months ended February 28, 2017 and the six months ended February 29, 2016, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At February 28, 2017 and August 31, 2016, property and equipment consists of the following:

	February 2017	August 2016
Computer equipment	$554,665	553,255
Software and Equipment	42,398	42,398
Furniture & Fixtures	9,177	9,177
	606,240	604,830
Accumulated depreciation	(557,648)	(524,515)
Net property and equipment	$48,592	80,315

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

As part of the Moriah Agreement, the Company issued two warrants to Moriah for the purchase of the Company’s common stock:

The Moriah Warrant is for the purchase, for a period of seven years, of up to 3,500,000 shares of the Company common stock at a purchase price of $0.12 per share, which is adjustable downward (“Ratchet-down”) if the Company issues share of its common stock, or securities convertible into or exercisable for the Company’s common stock at a price below $0.12. The Company has determined the Ratchet-down provision causes the Moriah Warrant to be a derivative, accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Moriah Warrant to be recorded as a liability on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of the October 14, 2016, the fair value of the Moriah Warrant was approximately $23,000, which was recorded as a discount to the Revolving Loan and amortized as an expense over the life of the Revolving Loan. As of February 28, 2017, the fair value of the Moriah Warrant was approximately $76,833.

Moriah Put is for the purchase, for a period of five years, of up to 8,125,000 shares of the Company common stock at a purchase price of $0.14 per share, which is adjustable downward (“Ratchet-down”) if the Company issues share of its common stock, or securities convertible into or exercisable for the Company’s common stock at a price below $0.14. Also, the Moriah Put grants the holder of the option to sell all or any portion of the Moriah Put or the Moriah Put Shares (“Put Option”) for which the Moriah Put has been exercised to the Company for a total purchase price of up to One Million One Hundred Thirty-Seven Thousand Five Hundred Dollars ($1,137,500), pro-rated for any portion thereof, representing a purchase price of Fourteen Cents ($0.14) per Moriah Put Share, subject to adjustment. The Put Option may be exercised at any time and, if for a portion thereof, from time to time, during the fifteen-day period (the “Put Period”) commencing on the earliest of (1) the date when Moriah receives written notice from the Company of the Company’s intention to prepay the Revolving Loan, which notice shall be delivered by the Company to Moriah so as to be received by Moriah no later than fifteen days prior to the proposed date of prepayment; (2) the date of Moriah’s acceleration of the Obligations following an event of default, or (3) September 29, 2018

The Company has determined the Ratchet-down and Put Option provisions causes the Moriah Put to be a derivative, accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Moriah Put to be recorded as a liability on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of the October 14, 2016, the fair value of the Moriah Put was approximately $1,137,500, which was recorded as a discount to the Revolving Loan and amortized as an expense over the life of the Revolving Loan. As of February 28, 2017, the fair value of the Moriah Put was approximately $1,137,500.

Also, the Moriah Put provides the Company call the Moriah Put (“Call Option”) so long as any portion of this Warrant is outstanding, if the Company’s Common Stock has both (a) an average closing price greater than $0.50 per share, and (b) an average daily trading volume in excess of 300,000 shares, in each case for the immediately preceding ninety (90) consecutive trading days and continuing through the call notice period or such earlier date as the Moriah Put is exercised or transferred, the Company shall have the irrevocable right, but not the obligation, to demand automatic exercise, in whole or in part, by the Holder. The Company has determined the Call Option to be a derivative asset in a accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Call Option to be recorded as an asset on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of October 14, 2016 and February 28, 2017, the Company has determined the Call Option fair value to be approximately $0.

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

Borrower shall timely file all reports required to be filed with the SEC pursuant to Section 13 or 15(d) of the 1934 Act. The Company was late in the filing of the Company’s Form 10-Q for the quarter ended November 30, 2016, and such untimely filing was cured to the satisfaction of the lender.

Adjusted Gross Revenues. Borrower will maintain (i) minimum monthly gross revenues of not less than eighty percent (80%) of the projected monthly plan provided by Borrower to Lender prior to the date hereof and annexed to our Annual Report on Form 10-k as Exhibit 9.18, as measured monthly as of the last day of each month during the Term, and (ii) minimum quarterly gross revenues of not less than eighty-five percent (85%) of the projected quarterly plan provided by Borrower to Lender prior to, as measured quarterly as of the last day of each fiscal quarter during the Term. As of February 28, 2017, the Company is in compliance with the Adjusted Gross Revenues covenant.

EBITDA. Borrower will maintain minimum quarterly EBITDA of not less than eighty-five percent (85%) of the projected quarterly plan provided by Borrower to Lender, as measured quarterly as of the last day of each fiscal quarter during the Term. As of February 28, 2017, the Company is in compliance with the EBITDA covenant.

From the Principal advances, the Company was required to make certain payments to the Company’s existing note holders, specifically $1,200,000 to Opus Bank (“Opus”), $177,578 to California United Bank (“CUB”), $150,000 to Colgan Financial Group, Inc. (“Colgan”), $305,000 to First Fire Capital (“First Fire”), and $187,257 to Redwood Fund (“Redwood). Also, the Company prepaid approximately $131,000 of interest under the Revolving Loan.

As consideration for Moriah to enter in to the Moriah Agreement, the Company was required to settle the Opus and CUB loans, settle or extend the maturity dates on all other existing notes to date after the repayment of Moriah Principal and the for the other notes holders to execute an agreement to subordinate their security position to Moriah.

On October 7, 2016, CUB, agreed to tender its secured promissory note in the amount of $1,250,000 dated October 21, 2010 with a remaining balance of $876,251 and all accrued and unpaid interest of approximately $75,000 for a one-time payment of $177,578. Also, the Company was required to issue a new warrant to purchase 523,587 shares of the Company’s common stock at an exercise price of $0.10 per share.

On October 13, 2016, Opus agreed to tender its secured promissory note and letter of credit agreement for total principal of $3,515,152 and all accrued and unpaid interest of approximately $218,000 for a one-time payment of $1,205,778. Also, the Company was required to issue a new warrant for to purchase 2,000,000 shares of the Company’s common stock at an exercise price of $0.10 per share.

On October 16, 2016, Colgan agreed to amend the secured promissory note dated December 23, 2013. Colgan agreed to accept a payment of $150,000, forgive $150,000 of accrued and unpaid interest and subordinate its secured position to Moriah. Also, the maturity date was extended to the earlier of (a) the date that the Company’s obligation to Moriah is paid or (b) December 31, 2017. The note shall accrue interest at a rate of 12% per annum.

On October 6, 2016, Colgan agreed to amend the secured promissory note dated December 18, 2014. Colgan agreed that the maturity date was extend to the earlier of (a) the date that the Company’s obligation to Moriah is paid or (b) December 31, 2017, with an interest rate of 12% per annum.

On September 30, 2016, Colgan converted $12,932 in notes payable into 1,901,960 shares of Common Stock at $0.0068 per share.

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

On October 3, 2016, Lincoln Park Capital Fund, LLC agreed to accept new promissory notes maturing on September 30, 2019 and an interest rate of 12% per annum, in the amount of $685,000 in exchange for the cancellation of the promissory notes dated April 24, 2015 in the amount of $295,000 and August 21, 2015 in the amount of $295,000 and all accrued and unpaid interest under these notes of approximately $95,000. In addition, Lincoln Park was issued a new promissory note maturing September 30, 2019 of $250,000 reflecting $200,000 in net proceeds to the Company.

The following is a schedule, by year, of the aggregate maturities of the notes payable as of February 28, 2017:

Periods ending February 28,
2018	$2,645,330
2019	$3,179,167
2020	$935,000
2021	$0
Thereafter	$0
Total	$6,759,497

4. STOCKHOLDERS’ EQUITY

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of Common Stock, par value $0.001.

Stock Issued for Services

During the six months ended February 28, 2017, the Company issued 1,950,000 shares of its common stock in exchange for services.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the stockholders approved, the 2014 Stock Option Plan under which a total of 5,000,000 shares of Common Stock are reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

As of February 28, 2017, the members of the Board of Directors hold options to purchase an aggregate of 1,750,000 shares of Common Stock at exercise prices ranging from $0.01 to $0.75, which were granted prior to August 31, 2016.

Transactions in FY 2017	Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
Outstanding, August 31, 2016	4,985,000	$0.23	8.53
Granted	0	$-	-
Exercised	0	-	-
Cancelled/Forfeited	(492,534)	0.09	9.03
Outstanding, February 28, 2017	4,492,466	$0.25	8.55
Exercisable, February 28, 2017	3,218,025	$0.31	8.37

The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: no dividends, expected volatility of 100%, risk free interest rate between 1.21% and 1.65%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 8.55 years at February 28, 2017. The exercise prices for the options outstanding at February 28, 2017 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

	OPTIONS OUTSTANDING		OPTIONS EXERCISABLE
Quantity	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life	Exercisable	Weighted- Average Exercise Price Per Share	Weighted- Average Remaining Contractual Life
700,000	$0.01	7.40	700,000	0.01	7.40
600,000	$0.50	8.03	600,000	0.50	8.03
450,000	$0.75	8.09	450,000	0.75	8.09
910,000	$0.35	8.69	910,000	0.35	8.69
1,425,000	$0.08	8.99	250,000	0.08	8.99
407,466	$0.11	9.09	308,025	0.08	8.99

4,492,466	$0.25	-	3,218,025	0.30	$8.37

Warrants Outstanding

The following is a summary of warrants outstanding at February 28, 2017:

		NUMBER OF WARRANTS
Exercise Price	Expiration	2/28/2017

$1.000	12/11/2024	1,264,023
$0.010	7/20/2016	100,000
$0.010	2/28/2018	150,000
$0.500	8/14/2020	1,176,473
$1.000	8/1/2021	1,200,000
$1.000	8/1/2021	20,000
$1.000	8/1/2021	10,000
$0.100	6/23/2018	800,000
$0.125	6/23/2018	800,000
$0.032	6/23/2018	3,184,126
$0.040	6/23/2018	3,184,126
$0.050	6/30/2021	100,000
$0.050	9/22/2021	100,000
$0.100	12/28/1909	1,428,571
$0.100	12/14/2020	523,587
$0.100	10/13/2020	2,000,000
$0.120	10/13/2021	3,500,000
$0.140	10/13/2021	8,125,000
$0.100	9/30/2026	3,571,429
		31,237,335

Warrants were issued pursuant to certain consulting agreements and amendments to financing terms. Warrants are booked to additional paid in capital and to interest expense based on stock price at date of grant, exercise price, warrant life, risk free rate and annual volatility. During the six months ended February 28, 2017, the Company granted warrants to purchase up to 24,248,587 shares of Common Stock, valued from $0.10 to $0.14 per share.

5. CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the six months ended February 28, 2017, three (3) customers represented 49.33% of net revenues and for the six months ended February 29, 2016, four (4) customers represented a total of 52% of revenues. A decision by any of these customers to cease business relations with the Company may have a material adverse effect on the Company’s financial condition and results of operations. On February 27, 2017, the Company ceased providing services to one of its major customers, Concordia University, representing 32% of the six months net revenue, in exchange for an aggregate payment of $840,000 during March 2017.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at February 28, 2017 and August 31, 2016.

As of February 28, 2017, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs expire at various dates through 2037. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the six months ended February 28, 2017 and the six months ended February 29, 2016, amounted to $282,395 and $363,164, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of February 28, 2017:

Years Ending August 31,
2017 (remainder of)	275,329
2018	555,762
2019	571,259
2020	467,211
2021	464,560
Thereafter	794,235

Employment Agreements

At February 28, 2017, the Company maintained an employment agreement with an officer, the terms of which may require the payment of severance benefits upon termination.

Legal Matters

The Company is involved from time to time in various legal proceedings in the normal conduct of its business.

On August 26, 2016, Zantine Greenwood (“Greenwood”), a former officer and founder of the Company, commenced a proceeding in Arbitration alleging that the Company had breached its obligations under a consulting agreement entered into by and between Greenwood and the Company on or about July 24, 2014 (the “Consulting Agreement”).  The Company did not appear at the Arbitration.  On September 23, 2016, the Arbitrator issued an award to Greenwood against the Company in the sum of $236,251.  On October 26, 2016, Greenwood filed a petition to confirm the award in the Los Angeles Superior Court, Case No. BS165962. The Company opposed the petition and requested that the court vacate the award, asserting that the arbitration provision in the Consulting Agreement was void under applicable law and therefore the Arbitrator had no jurisdiction over the dispute. Pursuant to a Settlement Agreement and Mutual Release (the “Settlement Agreement”) by and between the Company and Greenwood, dated January 9, 2017, the Company agreed to pay Greenwood $115,000 plus 5.5% simple interest in monthly installments of $10,000 until payment in full in exchange for a release of any and all claims against the Company arising from or relating to the dispute.  Conditions to the settlement were that the Court vacate the award and retain jurisdiction until all payments have been made, which Order was entered by the Court on February 15, 2017.

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

8. DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS was inactive during the six month periods ended February 28, 2017 and February 29, 2016.

9. SUBSEQUENT EVENTS

On April 3, 2017, the Company appointed Timothy Boris as Chief Operating Officer and General Counsel of the Company pursuant to that certain Employment Agreement attached as Exhibit 10.1 hereto. Mr. Boris, 48, works closely with the Chief Executive Officer, the executive leadership team and the board of directors to drive the Company’s vision while overseeing the Company's operations, commercial transactions, corporate governance initiatives, investment concerns, regulatory requirements and other legal matters. He previously served as President and General Counsel for Spendsmart Networks, Inc. from December 2014 to April 2017. Previous to that, he served as Vice President of Business Affairs and General Counsel for Diffusion Pharmaceuticals. Mr. Boris received a Bachelor of Business Administration from the University of Michigan Ross School of Business and a Juris Doctorate from the University of San Diego School of Law.

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

Our Services

Our core services include:

•	Enrollment Management Solutions that support lead generation/marketing, new student recruitment, enrollment counseling, retention counseling, and student coaching;

•	Student Support Solutions including financial aid advising, student accounts support, 24/7 help desk, and student concierge services;

•	Consulting Services including market assessments and analysis of internal operational efficiency, retention initiatives, and the reengagement of students who have dropped out of a particular institution; and

•	Data and Technology-Enabled Solutions that enable school clients to better manage and analyze data, deliver instruction to students (online, hybrid, and classroom), and make certain institutional decisions.

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

Non-GAAP Measures: Adjusted EBITDA (Unaudited)

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

Due to these and other limitations, investors should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of Adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016

NET INCOME (LOSS )	$(886,306)	$(2,222,254)	$3,106,321	$(5,481,012)
Adjustments:
Equity Expense	21,450	438,242	56,944	526,426
Interest Expense	625,755	636,724	1,032,594	2,689,516
Other Income/Expense	(55,879)	-	(4,359,054)	-
Write Off of Subscription Receivable	190,000		190,000
Transaction Related Expenses	-	-	125,189	-
Change in Value of Derivatives	57,445	(20,486)	(421,317)	(222,735)
Miscellaneous Income (expense), net	835	16,482	835	33,270
Total Adjustments	839,606	1,070,962	(3,374,809)	3,026,477
ADJUSTED EBITDA (LOSS)	$(46,700)	$(1,151,292)	$(268,488)	$(2,454,535)

Results of Operations

The following table summarizes our consolidated statements of operations for the three and six months ended February 28, 2017 and February 29, 2016 and the six months ended February 28, 2017 and February 29, 2016.

	Three Months Ended		Six Months Ended
	February 28, 2017	February 29, 2016	February 28, 2017	February 29, 2016
REVENUES	$2,647,773	$1,378,168	$5,188,780	$2,668,169

OPERATING EXPENSES
Direct cost of services	1,232,260	1,127,327	2,972,425	2,184,697
Personnel	797,825	761,953	1,502,006	1,311,972
Selling, general and administrative	664,388	640,181	1,108,026	1,626,036
Equity-based expense	21,450	438,242	56,944	526,426

TOTAL OPERATING EXPENSES	2,715,923	2,967,702	5,639,401	5,649,130

INCOME (LOSS) FROM OPERATIONS	(68,150)	(1,589,534)	(450,621)	(2,980,961)

OTHER INCOME (EXPENSE)
Subscription Receivable Write-Off	(190,000)		(190,000)
Gain on Settlement	55,879	-	4,359,054	-
Interest expense	(625,755)	(636,724)	(1,032,594)	(2,689,516)
Change in value of derivatives	(57,445)	20,486	421,317	222,735
Miscellaneous income (expense), net	(835)	(16,482)	(835)	(33,270)

TOTAL OTHER INCOME (EXPENSE)	(818,156)	(632,720)	3,556,942	(2,500,051)

NET INCOME (LOSS)	(886,306)	(2,222,254)	3,106,321	(5,481,012)

Revenue, Net

Overall Revenue increased by $1,269,605, or 92.1%, during the three months ended February 28, 2017 compared with the three months ended February 29, 2016, and increased by $2,520,611, or 94.5%, during the six months ended February 28, 2017 compared with the six months ended February 29, 2016, primarily due to increased sales as it relates to the Company’s strategic EdTech offerings.

Direct Cost of Services

Direct cost of service increased by $104,933, or 9.3%, during the three months ended February 28, 2017, and increased by $787,728, or 36.1%, during the six months ended February 28, 2017 compared with the six months ended February 29, 2016, primarily due to increased sales and personnel required to deliver services.

Personnel

Personnel costs increased by $35,872, or 4.7%, during the three months ended February 28, 2017, and increased by $190,034, or 14.5%, during the six months ended February 28, 2017 compared with the six months ended February 29, 2016, primarily due to increased management costs associated with the Company’s increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $24,207, or 3.8%, during the three months ended February 28, 2017, primarily due to one-time professional costs associated with the financing transactions completed by the Company in October 2016 and decreased by $518,010, or 31.9%, during the six months ended February 28, 2017 compared with the six months ended February 29, 2016, primarily due to reductions in overhead expenses.

Equity-based Expense

Equity-based expense decreased by $416,792, or 95.1%, during the three months ended February 28, 2017 compared with the three months ended February 29, 2016, and decreased by $469,482, or 89.2% during the six months ended February 28, 2017 compared with the six months ended February 29, 2016 due to reductions in stock-based transactions and compensation.

Other Income (Expense)

Other expenses increased by $185,436, or 29.3%, during the three months ended February 28, 2017 compared with the three months ended February 29, 2016, due primarily to the write-off of subscription receivable. Other income increased by $6,056,993, or 242.3%, during the six months ended February 28, 2017 compared with the six months ended February 29, 2016, primarily due to non-cash gains associated with the financing transactions completed by the Company in October 2016.

Income (Loss) From Continuing Operations

We experienced a net loss of $886,306 from continuing operations for the three months ended February 28, 2017. This compares with a net loss from continuing operations of $2,222,254, during the three months ended February 29, 2016, a decrease of $1,335,948, or 60.1%. We generated net income of $3,106,321 for the six months ended February 28, 2017. This compares with a net loss of $5,481,012 during the six months that ended February 29, 2016, an increase of net income of $ 8,587,333, or 156.7%, primarily due to non-cash gains associated with the financing transactions completed by the Company in October 2016.

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

Liquidity and Capital Resources

Working Capital

	February 28, 2017	August 31, 2016
Total Current Assets	$1,538,315	934,039
Total Current Liabilities	8,318,166	14,061,690
Working Capital Deficit	(6,779,851)	(13,127,651)

The working capital deficit decreased by $6,347,800, or 48.4%, from August 31, 2016 to February 28, 2017, due primarily to the financing transactions completed by the Company in October 2016.

Cash Flows

	Six months ended	Six months ended
	February 28, 2017	February 29, 2016
Net Cash provided by (used in) Operating Activities	$(1,240,584)	(1,633,808)
Net Cash provided by (used in) Investing Activities	(1,411)	-
Net Cash provided by (used in) Financing Activities	1,241,995	1,422,083

The decrease by $393,224, or 24.1%, in net cash used in operating activities in the six months ended February 28, 2017 as compared to the six months ended February 29, 2016 was due to increases in revenue. The increase by $1,411 in cash used in investing activities in the six months ended February 28, 2017 as compared to the six months ended February 29, 2016 was due to investments in property and equipment. The decrease by $180,088, or 12.7%, in cash provided by financing activities in the six months ended February 28, 2017 as compared with the six months ended February 29, 2016 was due to increased payments on notes payable.

Going Concern

Our financial statements have been prepared on a going concern basis. We must raise additional capital to fund our operations in order to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of February 28, 2017 and continues to incur a loss from continuing operations during the second quarter of FY-2017. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following February 28, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our growth and general and administrative expenses as well as materially reducing the Company’s debt load. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, Management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders. There can be no assurance that potential financing will be obtained on term acceptable to management and future financing may substantially dilute the ownership of existing stockholders

Management intends to restore profitability by continuing to grow our operations and customer base while maintaining the overhead savings we achieved during our recent restructuring. Management’s recent restructuring of the Company’s debt contributed to reducing the Company’s debt load. Management believes that the actions presently being taken to further implement its business plan, generate additional revenues and restructure certain liabilities provide the opportunity for the Company to continue as a going concern. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations as of February 28, 2017 from amounts previously disclosed in our 2016 Annual Report.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of February 28, 2017, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of February 28, 2017, our Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

After the first quarter of FY-2017 we concluded that our internal controls and procedures were not effective, specifically as they related to the late filing of our quarterly report for the three month period that ended November 30, 2016. Certain staffing and management protocols have been put in place to help ensure proper controls and procedures are effective going forward as they relate to the timely filing of the Company’s quarterly and annual financial reports.

Except for the matter noted above, no changes in the Company's internal control over financial reporting have come to management's attention during the Company's most recently completed fiscal quarter that have materially affected, or are likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On December 1, 2016, we issued an aggregate of 1,950,000 shares of common stock to three individuals in exchange for certain services. The securities were issued in transactions that were exempt from the registration requirements of the Securities Act of 1933, as amended (the “Act”) pursuant to Section 4(a)(2) of the Act inasmuch as the securities were issued to accredited investors and we did not engage in any form of general solicitation or general advertising in making the issuances.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS.

Exhibit	Description of Exhibit

31	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a)/15d-14(a) as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Employment Agreement by and between the Company and Timothy Boris, effective as of April 3, 2017
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

GREENWOOD HALL, INC.

Date: April 18, 2017	By:	/s/ John Hall
John Hall
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer

