Form 10-Q
period 2017-05-31
GREENWOOD HALL, INC.
filed 2017-07-24
CIK 1557644

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 2017

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

Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS

As of July 21, 2017, there were 62,266,683 shares of the issuer’s common stock, par value $.001 per share, issued and outstanding. No market value has been computed based upon the fact that no active trading market had been established as of the last business day of the registrant’s most recently completed third fiscal quarter.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

Our unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the unaudited interim financial statements for the quarter ended May 31, 2017 includes all adjustments, consisting of normal recurring adjustments, necessary in order to ensure that the unaudited interim financial statements are not misleading.

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

MAY 31, 2017 (UNAUDITED) AND AUGUST 31, 2016

	(unaudited)
	31-May	31-Aug
	2017	2016
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$—	$—
Accounts receivable, net	603,687	800,836
Prepaid expenses and other current assets	82,896	96,343
Current assets to be disposed of	36,860	36,860

TOTAL CURRENT ASSETS	723,443	934,039

PROPERTY AND EQUIPMENT, net	35,132	80,315

OTHER ASSETS
Deposits and other assets	79,783	79,783

TOTAL OTHER ASSETS	79,783	79,783

TOTAL ASSETS	$838,358	$1,094,137

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable	$1,994,044	$2,062,464
Accrued expenses	428,303	687,624
Accrued payroll and related expenses	956,509	745,405
Bank Overdraft	47,026	801,784
Deferred revenue	32,474	194,861
Accrued interest	308,431	755,083
Due to shareholders / officer	205,486	302,880
Notes payable, net of discount of $1,214,362 and $183,732 respectively	5,518,922	5,329,149
Line of Credit	—	2,000,000
Derivative liability	1,188,949	846,583
Current liabilities to be disposed of	335,857	335,857

TOTAL CURRENT LIABILITIES	11,016,001	14,061,690

TOTAL LIABILITIES	11,016,001	14,061,690

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, $0.001 par value; 937,500,000 shares authorized, 60,691,683 and 53,717,501 shares issued and outstanding, respectively	60,684	53,718

Additional paid-in capital	15,125,039	14,835,385
Subscription Receivable	—	(190,000)
Accumulated deficit	(25,363,366)	(27,666,656)

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,177,643)	(12,967,553)

Noncontrolling interest	—	—

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)	(10,177,643)	(12,967,553)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$838,358	$1,094,137

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	May 31 2017	May 31 2016	May 31 2017	May 31 2016

REVENUES	$2,401,345	$2,155,082	$7,590,125	$4,823,251

OPERATING EXPENSES
Direct cost of services	1,303,683	1,212,169	4,276,108	3,396,866
Personnel	809,020	809,815	2,311,026	2,121,787
Selling, general and administrative	570,736	457,335	1,678,762	2,083,371
Equity-based expense	73,289	222,566	130,233	748,992

TOTAL OPERATING EXPENSES	2,756,728	2,701,885	8,396,129	8,351,016

INCOME (LOSS) FROM OPERATIONS	(355,383)	(546,803)	(806,004)	(3,527,765)

OTHER INCOME (EXPENSE)
Subscription Receivable Write-Off	—	—	(190,000)	—
Gain on Settlement	—	—	4,359,054	—
Interest expense	(497,738)	(550,801)	(1,530,332)	(3,240,317)
Change in value of derivatives	49,670	(412,115)	470,987	(189,380)
Miscellaneous income (expense), net	(1,186)	(16,482)	(2,021)	(49,752)

TOTAL OTHER INCOME (EXPENSE)	(449,254)	(979,398)	3,107,688	(3,479,449)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE PROVISION FOR (BENEFIT FROM) INCOME TAXES	(804,637)	(1,526,201)	2,301,684	(7,007,214)

Provision for (benefit from) income taxes	—	—	—	—

INCOME (LOSS) FROM CONTINUING OPERATIONS	(804,637)	(1,526,201)	2,301,684	(7,007,214)

INCOME (LOSS) FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—

NET INCOME (LOSS)	(804,637)	(1,526,201)	2,301,684	(7,007,214)

Net income (loss) attributable to noncontrolling interests	—	—	—	—

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(804,637)	$(1,526,201)	$2,301,684	$(7,007,214)

Earnings per share - basic and diluted
Income (loss) from continuing operations attributable to Greenwood Hall, Inc. common stockholders	$(0.01)	$(0.03)	$0.04	$(0.14)
Income (loss) from discontinuing operations attributable to Greenwood Hall, Inc. common stockholders	—	—	—	—

Net income (loss) attributable to Greenwood Hall, Inc. common stockholders	$(0.01)	$(0.03)	$0.04	$(0.14)

Weighted average common shares - basic	60,691,683	49,281,151	59,565,216	48,397,602

Weighted average common shares - diluted	60,691,683	49,281,151	60,168,241	48,397,602

GREENWOOD HALL, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	May 31, 2017	May 31, 2016
Net income (loss)	$2,301,684	$(7,007,214)
Net (income) loss from discontinued operations	—	—
Net income (loss) from continuing operations	2,301,684	(7,007,214)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities of continuing operations:
(Gain)/Loss in Extinguishment of Debt	(4,303,175)	—
Subscription Receivable Write-Off	190,000	—
Non-cash interest on convertible promissory notes	766,489	1,091,761
Warrants issued for services	130,033	123,772
Stock-based compensation	73,289	170,215
Shares issued for services	21,450	455,176
Shares issued for settlement	35,494	1,572,675
Depreciation and amortization	46,593	49,073

Change in value of derivatives	(470,987)	189,380
Changes in operating assets and liabilities:
Accounts receivable	197,149	(132,696)
Prepaid expenses and other current assets	13,447	46,804
Deposits and other assets	—	251
Accounts payable	(91,966)	374,755
Accrued expenses	(259,307)	280,976
Accrued payroll and related	211,104	444,747
Deferred revenue	(162,388)	349,748
Accrued interest	170,867	377,228
Advances from officers, net	—	82,049
Net cash provided by (used in) operating activities of continuing operations	(1,130,224)	(1,531,300)
Net cash provided by (used in) operating activities of discontinued operations	—	—

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(1,130,224)	(1,531,300)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property and equipment	(1,411)	—
Net cash used in investing activities of continuing operations	(1,411)	—
Net cash used in investing activities of discontinued operations	—	—

NET CASH USED IN INVESTING ACTIVITIES	(1,411)	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes payable	3,554,850	595,000
Payments on notes payable	(2,101,634)	(30,542)
Bank Overdraft	(224,187)	445,117
Repayments of due to officers, net	(97,394)	—
Proceeds from the sale of stock	—	310,000
Net cash provided by (used in) financing activities of continuing operations	1,131,635	1,319,575
Net cash provided by (used in) financing activities of discontinued operations	—	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,131,635	1,319,575

NET INCREASE (DECREASE) IN CASH FROM CONTINUING OPERATIONS	—	(211,725)
NET INCREASE (DECREASE) IN CASH FROM DISCONTINUED OPERATIONS	—	—
NET INCREASE (DECREASE) IN CASH	—	(211,725)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	—	211,725

CASH AND CASH EQUIVALENTS, END OF PERIOD	$—	$—

Supplemental disclosures:
Interest paid in cash	$219,163	$181,340
Income taxes paid in cash	$—	$—

Supplemental disclosure of non-cash investing and financing activities:
Conversion of convertible note and accrued interest into common stock	$37,433	$80,000

GREENWOOD HALL, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization

Greenwood Hall, Inc., a Nevada corporation (hereinafter referred to as the “Company”, “Greenwood Hall”, “we”, “us” or “our”) is an emerging education management solutions provider that delivers end-to-end services that support the entire student lifecycle including offerings that increase student enrollment, improve student experience, optimize student success and outcomes, and help schools maximize operating efficiencies. Since 2006, we have developed and customized turnkey solutions that combine strategy, personnel, proven processes and robust technology to help schools effectively and efficiently improve student outcomes, expand into new markets such as online learning, increase revenues, and deliver enhanced student experiences. Our Company currently has 152 employees and has served more than 62 education clients and over 75 degree programs.

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

This Quarterly Report on Form 10-Q for the quarter ended May 31, 2017 should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended August 31, 2016, filed with the Securities and Exchange Commission (“SEC”) on December 6, 2016. As contemplated by the SEC under Article 8 of Regulation S-X, the accompanying consolidated financial statements and footnotes have been condensed and therefore do not contain all disclosures required by generally accepted accounting principles. The interim financial data are unaudited; however, in the opinion of management, the interim data includes all adjustments, consisting only of normal recurring adjustments, necessary for a fair statement of the results for the interim periods. Results for interim periods are not necessarily indicative of those to be expected for the full year.

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

Going Concern

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“US GAAP”), which contemplates the continuation of the Company as a going concern. The Company has an accumulated deficit and a working capital deficit as of May 31, 2017, and has continued to incur a loss from operations during the first nine months of fiscal year 2017.

The Company has historically funded its activities through cash generated from operations, debt financing, the issuance of equity for cash, and advances from stockholders. During the nine months ended May 31, 2017, the Company generated $1,131,635 in financing activities.

Management intends to become profitable by continuing to grow its operations and customer base. In addition, to maintain operations, the Company continues to seek to raise additional cash through debt and equity financing. As of June 30, 2017, the Company is negotiating the termination of the lease for office space in Los Angeles as part of a plan to reduce operating costs where possible. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Classification	Life
Equipment	3-5 Years
Computer equipment	3-7 Years

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

Earnings (Loss) per Share

We report earnings per share in accordance with FASB ASC 260-10. Basic earnings (loss) per share is computed by dividing income available to common shareholders by the weighted-average number of common shares available. Diluted earnings (loss) per share is computed similar to basic earnings per share except that the denominator in increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the common shares were dilutive. The components of basic and diluted earnings per share for the three and nine months ended May 31, 2017 and May 31, 2016 were as follows:

	Three Months Ended		Nine Months Ended
	May 31 2017	May 31 2016	May 31 2017	May 31 2016
Numerator:
Income (loss) attributable to common shareholders	$(804,637)	$(1,526,201)	$2,301,684	$(7,007,214)

Denominator:
Weighted average number of common shares outstanding during the period	60,691,683	49,281,151	59,565,216	48,397,602
Dilutive effect of stock options and warrants	0	0	603,025	0
Common stock and common stock equivalents used for dilutive earnings per share	60,691,683	49,281,151	60,168,241	48,397,602

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

Marketing and Advertising

Marketing and advertising costs are expensed as incurred. Marketing and advertising amounted to $37,507 and $16,411 for the three months ended May 31, 2017 and May 31, 2016, respectively, and, $48,266 and $53,689 for the nine months ended May 31, 2017 and May 31, 2016, respectively, and are included in selling, general and administrative expenses.

Stock-Based Compensation

Compensation costs related to stock options and other equity awards are determined in accordance with FASB ASC 718-10, “Compensation-Stock Compensation.” Under this method, compensation cost is calculated based on the grant-date fair value estimated in accordance FASB ASC 718-10, amortized on a straight-line basis over the awards’ vesting period. Stock-based compensation was $70,970 and $71,465 for the three months ended May 31, 2017 and May 31, 2016, respectively, and $73,289 and $170,215 for the nine months ended May 31, 2017 and May 31, 2016, respectively. This expense is included in the condensed consolidated statements of operations as Equity-Based Compensation.

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

During the three months ended May 31, 2017 and May 31, 2016, the Company recognized a change in value of the derivative liability of $49,670 and $(412,115), respectively. During the nine months ended May 31, 2017 and May 31, 2016, the Company recognized a change in value of the derivative liability of $470,987 and $(189,380), respectively.

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

The following table summarizes fair value measurements at May 31, 2017 and August 31, 2016 for assets and liabilities measured at fair value on a recurring basis.

May 31, 2017

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$1,188,949	$1,188,949

August 31, 2016

	Level 1	Level 2	Level 3	Total
Derivative Liabilities	$—	$—	$846,583	$846,583

The assumptions used in valuing derivative instruments issued during the year ended August 31, 2016 were as follows:

Risk free interest rate	0.68% - 0.71%
Expected life	0.08 Years – 2.00 years
Dividend yield	None
Volatility	100%

The assumptions used in valuing derivative instruments issued during the nine months ended May 31, 2017 were as follows:

Risk free interest rate	1.08% - 2.02%
Expected life	0.59 Years- 6.37 years
Dividend yield	None
Volatility	26.9% - 119.7%

The following is a reconciliation of the derivative liability related to these instruments for the nine months ended May 31, 2017:

Value at August 31, 2016	$846,583
Issuance of instruments	1,161,043
Change in value	(470,987)
Net settlements	(347,690)
Value as of May 31, 2017	$1,188,949

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

Effect of Recently Issued Accounting Standards

There were no recently issued accounting standards during the period ended May 31, 2017 that impacted our consolidated financial statements or ongoing financial reporting.

2. PROPERTY AND EQUIPMENT

Depreciation and amortization of the Company’s property and equipment amounted to $13,461 and $16,482 for the three months ended May 31, 2017 and the three months ended May 31, 2016, respectively, and $46,593 and $49,073 for the nine months ended May 31, 2017 and the nine months ended May 31, 2016, respectively, and is included in the accompanying consolidated statements of operations in selling, general and administrative expenses.

At May 31, 2017 and August 31, 2016, property and equipment consists of the following:

	May 2017	August 2016
Computer equipment	$554,665	553,255
Software and Equipment	42,398	42,398
Furniture & Fixtures	9,177	9,177
	606,240	604,830
Accumulated depreciation	(571,108)	(524,515)
Net property and equipment	$35,132	80,315

3. NOTES PAYABLE

On October 14, 2016, the Company executed a new credit agreement (“Moriah Agreement”) with Moriah Educational Management LLC (“Moriah”). The Moriah Agreement provided for a revolving loan (“Revolving Loan”) for up to $3,500,000. The Revolving Loan may be drawn in tranches of not less than $500,000. On October 14, 2016 (“Advance Date”) the Company borrowed the full $3,500,000 (“Principal”). Interest on the Revolving Loan shall be computed on the basis of the actual number of days elapsed and a year of 360 days and shall accrue on the outstanding principal balance of advances at an annual rate equal to the greater of (i) the sum of (A) the “Prime Rate” as reported in the “Money Rates” column of The Wall Street Journal, adjusted as and when such Prime Rate changes, plus (B) Seven and Three Quarters Percent (7.75%), or (ii) Ten Percent (10.0%), but in no event in excess of Fourteen Percent (14%) per annum unless an event of default has occurred and is continuing. The prime rate was 3.5% on the Advance date. The Principal is due and payable, with all accrued and unpaid interest on October 13, 2018 with monthly payments of $29,167 starting on April 1, 2017. The Moriah Agreement contains a prepayment penalty. The Moriah Agreement contains a prepayment penalty had the entire unpaid Principal and accrued interest thereon been paid before April 30, 2017.

As part of the Moriah Agreement, the Company issued two warrants to Moriah for the purchase of the Company’s common stock:

The Moriah Warrant is for the purchase, for a period of seven years, of up to 3,500,000 shares of the Company common stock at a purchase price of $0.12 per share, which is adjustable downward (“Ratchet-down”) if the Company issues share of its common stock, or securities convertible into or exercisable for the Company’s common stock at a price below $0.12. The Company has determined the Ratchet-down provision causes the Moriah Warrant to be a derivative, accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Moriah Warrant to be recorded as a liability on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of the October 14, 2016, the fair value of the Moriah Warrant was approximately $23,000, which was recorded as a discount to the Revolving Loan and amortized as an expense over the life of the Revolving Loan. As of May 31, 2017, the fair value of the Moriah Warrant was approximately $50,949.

Moriah Put is for the purchase, for a period of five years, of up to 8,125,000 shares of the Company common stock at a purchase price of $0.14 per share, which is adjustable downward (“Ratchet-down”) if the Company issues share of its common stock, or securities convertible into or exercisable for the Company’s common stock at a price below $0.14. Also, the Moriah Put grants the holder of the option to sell all or any portion of the Moriah Put or the Moriah Put Shares (“Put Option”) for which the Moriah Put has been exercised to the Company for a total purchase price of up to $1,137,500, pro-rated for any portion thereof, representing a purchase price of Fourteen Cents ($0.14) per Moriah Put Share, subject to adjustment. The Put Option may be exercised at any time and, if for a portion thereof, from time to time, during the fifteen-day period (the “Put Period”) commencing on the earliest of (1) the date when Moriah receives written notice from the Company of the Company’s intention to prepay the Revolving Loan, which notice shall be delivered by the Company to Moriah so as to be received by Moriah no later than fifteen days prior to the proposed date of prepayment; (2) the date of Moriah’s acceleration of the Obligations following an event of default, or (3) September 29, 2018

The Company has determined the Ratchet-down and Put Option provisions causes the Moriah Put to be a derivative, accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Moriah Put to be recorded as a liability on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of the October 14, 2016, the fair value of the Moriah Put was approximately $1,137,500, which was recorded as a discount to the Revolving Loan and amortized as an expense over the life of the Revolving Loan. As of May 31, 2017, the fair value of the Moriah Put was approximately $1,137,500.

Also, the Moriah Put provides the Company call the Moriah Put (“Call Option”) so long as any portion of this Warrant is outstanding, if the Company’s Common Stock has both (a) an average closing price greater than $0.50 per share, and (b) an average daily trading volume in excess of 300,000 shares, in each case for the immediately preceding ninety (90) consecutive trading days and continuing through the call notice period or such earlier date as the Moriah Put is exercised or transferred, the Company shall have the irrevocable right, but not the obligation, to demand automatic exercise, in whole or in part, by the Holder. The Company has determined the Call Option to be a derivative asset in a accordance with ASC 815 Derivatives and Hedging (ASC 815”). ASC 815 requires the Call Option to be recorded as an asset on the date of issuance and revalued every reporting period, with the increase or decrease in fair value recorded as a loss or gain in the Company’s statement of operations. As of October 14, 2016 and May 31, 2017, the Company has determined the Call Option fair value to be approximately $0.

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

Adjusted Gross Revenues. Borrower will maintain (i) minimum monthly gross revenues of not less than eighty percent (80%) of the projected monthly plan provided by Borrower to Lender prior to the date hereof and annexed to our Annual Report on Form 10-k as Exhibit 9.18, as measured monthly as of the last day of each month during the Term, and (ii) minimum quarterly gross revenues of not less than eighty-five percent (85%) of the projected quarterly plan provided by Borrower to Lender prior to, as measured quarterly as of the last day of each fiscal quarter during the Term. As of May 31, 2017, the Company is not in compliance with the Adjusted Gross Revenues covenant.

As a result of the noncompliance, the note may become payable immediately at the discretion of the lender, and is subject to a default interest rate.

EBITDA. Borrower will maintain minimum quarterly EBITDA of not less than eighty-five percent (85%) of the projected quarterly plan provided by Borrower to Lender, as measured quarterly as of the last day of each fiscal quarter during the Term. As of May 31, 2017, the Company is not in compliance with the EBITDA covenant.

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

The following is a schedule, by year, of the aggregate maturities of the notes payable as of May 31, 2017:

Periods Ending May 31,	Note Principal	Note Discount	Total
2018	$6,733,284	$(1,214,362)	$5,518,922
2019	—	—	—
2020	—	—	—
2021	—	—	—
Thereafter	—	—	—
	$6,733,284	$(1,214,362)	$5,518,922

4. STOCKHOLDERS’ EQUITY

The Company is authorized to issue one class of stock, which represents 937,500,000 shares of Common Stock, par value $0.001.

Stock Issued for Services

During the nine months ended May 31, 2017, the Company issued 1,950,000 shares of its common stock in exchange for services valued at $21,450.

Stock Option Plan

In July 2014, the Board of Directors adopted, and the stockholders approved, the 2014 Stock Option Plan under which a total of 5,000,000 shares of Common Stock are reserved for issuance. The 2014 Stock Option Plan will terminate in September 2024.

Stock Options

Transactions in FY 2017	Quantity	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
Outstanding, August 31, 2016	4,985,000	$0.23	8.53
Granted	500,000	$0.03	9.85
Exercised	0	$—	—
Cancelled/Forfeited	(492,534)	$0.09	8.77
Outstanding, May 31, 2017	4,992,466	$0.23	8.33
Exercisable, May 31, 2017	3,353,711	$0.30	7.96

The fair value of these options was estimated at the date of grant using the Black Scholes option pricing model with the following assumptions: no dividends, expected volatility of 100%, risk free interest rate between 1.21% and 1.87%, and expected life of 5.5 years.

The weighted average remaining contractual life of options outstanding issued under the Plan was 8.13 years at May 31, 2017. The exercise prices for the options outstanding at May 31, 2017 ranged from $0.01 to $0.75, and the information relating to these options is as follows:

Quantity	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life	Quantity	Weighted Average Exercise Price Per Share	Weighted Average Remaining Contractual Life
700,000	$0.01	7.59	700,000	$0.01	7.59
600,000	$0.50	7.25	600,000	$0.50	7.25
450,000	$0.75	7.33	450,000	$0.75	7.33
910,000	$0.35	8.43	910,000	$0.35	8.43
1,425,000	$0.08	8.73	558,025	$0.08	8.73
407,466	$0.11	8.83	135,686	$0.11	8.83
500,000	$0.03	9.85
4,992,466	$0.23	8.33	3,353,711	$0.30	7.96

Warrants Outstanding

The following is a summary of warrants outstanding at May 31, 2017:

		NUMBER OF WARRANTS
Exercise Price	Expiration	5/31/2017

$1.000	12/11/2024	1,264,023
$0.010	7/20/2016	100,000
$0.010	2/28/2018	150,000
$0.500	8/14/2020	1,176,473
$1.000	8/1/2021	1,200,000
$1.000	8/1/2021	20,000
$1.000	8/1/2021	10,000
$0.100	6/23/2018	800,000
$0.125	6/23/2018	800,000
$0.032	6/23/2018	3,184,126
$0.040	6/23/2018	3,184,126
$0.050	6/30/2021	100,000
$0.050	9/22/2021	100,000
$0.100	9/30/2026	3,571,429
$0.100	10/1/2026	1,428,571
$0.100	12/14/2020	523,587
$0.100	10/13/2020	2,000,000
$0.120	10/13/2021	3,500,000
$0.140	10/13/2021	8,125,000
$0.100	10/13/2021	5,000,000
		36,237,335

Warrants were issued pursuant to certain consulting agreements and amendments to financing terms. Warrants are booked to additional paid in capital and to interest expense based on stock price at date of grant, exercise price, warrant life, risk free rate and annual volatility. During the nine months ended May 31, 2017, the Company granted warrants to purchase up to 24,248,587 shares of Common Stock, with exercise prices ranging from $0.05 to $0.14 per share.

5. CONCENTRATIONS

Concentration of Credit Risk

The Company maintains its cash and cash equivalents at a financial institution which may, at times, exceed federally insured limits. Historically, the Company has not experienced any losses in such accounts.

Major Customers

For the nine months ended May 31, 2017, five (5) customers represented 60% of net revenues and for the nine months ended May 31, 2016, five (5) customers represented a total of 60% of revenues. A decision by these customers to cease business relations with the Company may have a material adverse effect on the Company’s financial condition and results of operations. On February 27, 2017, the Company ceased providing services to one of its major customers, Concordia University, representing 26% of the nine months net revenue, in exchange for an aggregate payment of $840,000 during March 2017.

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

A majority of the Company’s deferred tax asset is comprised of net operating loss carryforwards, offset by a 100% valuation allowance at May 31, 2017 and August 31, 2016.

As of May 31, 2017, the Company is in process of determining the amount of Federal and State net operating loss carry forwards (“NOL”) available to offset future taxable income. The Company’s NOLs expire at various dates through 2037. These NOLs may be used to offset future taxable income, to the extent the Company generates any taxable income, and thereby reduce or eliminate future federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes limitations on a corporation’s ability to utilize NOLs if it experiences an ownership change as defined in Section 382. In general terms, an ownership change may result from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50% over a three-year period. In the event that an ownership change has occurred, or were to occur, utilization of the Company’s NOLs would be subject to an annual limitation under Section 382. Any unused annual limitation may be carried over to later years. The Company could experience an ownership change under Section 382 as a result of events in the past in combination with events in the future. If so, the use of the Company’s NOLs, or a portion thereof, against future taxable income may be subject to an annual limitation under Section 382, which may result in expiration of a portion of the NOLs before utilization.

Due to the existence of the valuation allowance, future changes in the Company’s unrecognized tax benefits will not impact its effective tax rate. Any carryforwards that expire prior to utilization as a result of such limitations will be removed, if applicable, from deferred tax assets with a corresponding reduction of the valuation allowance.

7. COMMITMENTS AND CONTINGENCIES

Lease Commitments

The Company leases its operating facilities under non-cancelable operating leases that expire through 2024. Total rent expense for the nine months ended May 31, 2017 and the nine months ended May 31, 2016, amounted to $441,420 and $553,983, respectively. The Company is responsible for certain operating expenses in connection with these leases. The following is a schedule, by year, of future minimum lease payments required under non-cancelable operating leases as of May 31, 2017:

Years Ending August 31,		Property Total
2017	(remainder of)	141,477
2018		566,156
2019		581,867
2020		581,696
2021		477,606
Thereafter		1,281,167
Total		3,629,969

Employment Agreements

At May 31, 2017, the Company maintains employment agreements with two officers, the terms of which may require the payment of severance benefits upon termination.

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

On March 11, 2016, StoryCorp Consulting, Inc. and David R. Wells filed suit against the Company and John R. Hall, in his individual capacity, in the Superior Court of the State of California for the County of Los Angeles (Central District) for breach of contract and promissory fraud/false promise, among other things, seeking an amount of not less than $ 100,000. While the Company believed it had strong defenses as it relates to this claim, in the interest of avoiding the cost of litigation, in exchange for full dismissal of the lawsuit against the Company and Hall, in his individual capacity, on July 10, 2017, the Company agreed to issue David R. Wells 625,000 shares of common stock and pay StoryCorp. a sum of $ 70,000 (“Cash Payment”). The Cash Payment will be made in installments with the first payment of $ 10,000 due to StoryCorp. by August 15, 2017 and ten (10) equal payments of $ 6,000 to be paid every thirty (30) days thereafter.

8. DISCONTINUED OPERATIONS

During 2013, we ceased operations in our affiliated company, UFAS. The operations of UFAS are now presented as discontinued operations in the accompanying consolidated financial statements. UFAS was inactive during the nine month periods ended May 31, 2017 and May 31, 2016.

9. SUBSEQUENT EVENTS

On July 10, 2017, the Company entered into a Settlement Agreement with StoryCorp. Consulting, Inc. and David R. Wells. While the Company believed it had strong defenses as it relates to this claim, in the interest of avoiding the cost of litigation, in exchange for full dismissal of the lawsuit against the Company and Hall, in his individual capacity, the Company agreed to issue David R. Wells 625,000 shares of common stock and pay StoryCorp. a sum of $ 70,000 (“Cash Payment”). The Cash Payment will be made in installments with the first payment of $ 10,000 due to StoryCorp. by August 15, 2017 and ten (10) equal payments of $ 6,000 to be paid every thirty (30) days thereafter.

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

Our Services

Our core services include:

●	solutions that support the entire student lifecycle including lead generation/marketing, new student recruitment, enrollment counseling, financial aid advising, new student recruitment, retention counseling, career advising, student concierge, and help desk services;

●	consulting services, including market assessments and analysis of internal operational efficiency, retention counseling/coaching and the reengagement of students who have dropped out of a particular institution;

●	student support solutions, including help desk, career advising, student concierge and financial aid advising services; and

●	various data and technology enabled solutions that enable school clients to better manage/analyze data, deliver instruction to students (online, hybrid, and classroom), and make certain institutional decisions.

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

Our use of Adjusted EBITDA has limitations as an analytical tool, and investors should not consider it in isolation or as a substitute for analysis of our financial results as reported under U.S. GAAP. Some of these limitations include the following:

●	Although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future, and Adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA does not reflect the potentially dilutive impact of equity-based compensation;

●	Adjusted EBITDA does not reflect interest or tax payments that may represent a reduction in cash available to us; and

●	Other companies, including companies in our industry, may calculate adjusted EBITDA differently, which reduces its usefulness as a comparative measure.

Due to these and other limitations, investors should consider adjusted EBITDA alongside other U.S. GAAP-based financial performance measures, including various cash flow metrics, net income (loss) and our other U.S. GAAP results. The following table presents a reconciliation of Adjusted EBITDA (loss) to net loss for each of the periods indicated:

	Three Months Ended		Nine Months Ended
	May 31 2017	May 31 2016	May 31 2017	May 31 2016

NET INCOME (LOSS)	$(804,637)	$(1,526,201)	$2,301,684	$(7,007,214)
Adjustments:
Equity Expense	73,289	222,566	130,233	748,992
Interest Expense	497,738	550,801	1,530,332	3,240,317
Other Income/Expense	42,446	—	(4,316,608)	—
Write Off of Subscription Receivable	—	—	190,000	—
Transaction Related Expenses	114,856	150,000	240,045	410,000
Change in Value of Derivatives	(49,670)	412,115	(470,987)	189,380
Misc Income (Expense) Net	1,186	16,482	2,021	49,752
Total Adjustments	679,845	1,351,964	(2,694,964)	4,638,441
ADJUSTED EBITDA	$(124,792)	$(174,237)	$(393,280)	$(2,368,773)

Results of Operations

The following table summarizes our consolidated statements of operations for the three months ended May 31, 2017 and May 31, 2016 and the nine months ended May 31, 2017 and May 31, 2016.

	Three Months Ended		Nine Months Ended
	May 31, 2017	May 31, 2016	May 31, 2017	May 31, 2016
Revenue	2,401,345	2,155,082	7,590,125	4,823,251
Direct cost of services	1,303,683	1,212,169	4,276,108	3,396,866
Personnel	809,020	809,815	2,311,026	2,121,787
Selling, general and administrative	570,736	457,335	1,678,762	2,083,371
Equity-based expense	73,289	222,566	130,233	748,992
Total Operating Expenses	2,756,728	2,701,885	8,396,129	8,351,016
Loss from operations	(355,383)	(546,803)	(806,004)	(3,527,765)
Other Income (Expense)	(449,254)	(979,398)	3,107,688	(3,479,449)
Income tax provision	0	0	0	0
NET INCOME (LOSS)	(804,637)	(1,526,201)	2,301,684	(7,007,214)

Revenue, Net

Overall Revenue increased by $246,263, or 11.4%, during the three months ended May 31, 2017 compared with the three months ended May 31, 2016, and increased by $2,766,874, or 57.4%, during the nine months ended May 31, 2017 compared with the nine months ended May 31, 2016, primarily due to increased sales.

Direct Cost of Services

Direct cost of service increased by $91,514, or 7.5%, during the three months ended May 31, 2017, and increased by $879,242, or 25.9%, during the nine months ended May 31, 2017 compared with the nine months ended May 31, 2016, primarily due to increased sales and personnel required to deliver services for additional client contracts in place with the Company.

Personnel

Personnel costs decreased by $795, or 0.1%, during the three months ended May 31, 2017, due to staff turnover, and increased by $189,239, or 8.9%, during the nine months ended May 31, 2017 compared with the nine months ended May 31, 2016, primarily due to increased management costs associated with the Company’s increase in revenues.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $113,401, or 24.8%, during the three months ended May 31, 2017, primarily due to an increase in fixed rent costs associated with the Arizona location and decreased by $404,609, or 19.4%, during the nine months ended May 31, 2017 compared with the nine months ended May 31, 2016, primarily due to reductions in overhead.

Equity-based Expense

Equity-based expense decreased by $149,277, or 67.1%, during the three months ended May 31, 2017 compared with the three months ended May 31, 2016, and decreased by $618,759, or 82.6% during the nine months ended May 31, 2017 compared with the nine months ended May 31, 2016 due to reductions in stock-based transactions and compensation.

Other Income (Expense)

Other expenses decreased by $530,144, or 54.1%, during the three months ended May 31, 2017 compared with the three months ended May 31, 2016, due primarily to the change in value of derivatives, and Other income increased by $6,587,137, or 189.3%, during the nine months ended May 31, 2017 compared with the nine months ended May 31, 2016, primarily due to non-cash gains associated with the financing transactions completed by the Company in October 2016.

Net Income (Loss) From Continuing Operations

We experienced a net loss of $804,637 from continuing operations for the three months ended May 31, 2017. This compares with a net loss from continuing operations of $1,526,201, during the three months ended May 31, 2016, an decrease of $721,564, or 47.3%. We generated net income of $2,301,684 for the nine months ended May 31, 2017. This compares with a net loss of $7,007,214 during the nine months that ended May 31, 2016, an increase of net income of $9,308,898, or 132.8%, primarily due to non-cash gains associated with the financing transactions completed by the Company in October 2016.

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

Liquidity and Capital Resources

Working Capital

	May 31, 2017	August 31, 2016
Total Current Assets	723,443	934,039
Total Current Liabilities	11,016,001	14,061,690
Working Capital Deficit	(10,292,558)	(13,127,651)

The working capital deficit decreased by $2,835,093, or 21.6%, from August 31, 2016 to May 31, 2017, due primarily to the financing transactions completed by the Company in October 2016.

Cash Flows

	9 Months	9 Months
	Ended	Ended
	31-May-17	31-May-16
Net Cash used by Operating Activities	(1,130,224)	(1,531,300)
Net Cash used by Investing Activities	(1,411)	0
Net Cash provided by Financing Activities	1,131,635	1,319,575

The decrease by $401,076, or 26.2% in net cash used in operating activities in the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016 was due to increases in revenue. The increase by $1,411 in cash used in investing activities in the nine months ended May 31, 2017 as compared to the nine months ended May 31, 2016 was due to investing in Property, Plant, and Equipment. The decrease by $187,940, or 14.2%, in cash provided by financing activities in the nine months ended May 31, 2017 as compared with the nine months ended May 31, 2016 was due to increased payments on notes payable.

Going Concern

Our financial statements have been prepared on a going concern basis. We must raise additional capital to fund our operations in order to continue as a going concern. The Company has an accumulated deficit and a working capital deficit as of May 31, 2017 and continues to incur a loss from operations during the third quarter of FY-2017. Presently, the Company does not have sufficient cash resources to meet its plans in the twelve months following May 31, 2017. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management is in the process of evaluating various financing alternatives in order to finance our growth and general and administrative expenses as well as materially reducing the Company’s debt load. These alternatives include raising funds through public or private equity markets and either through institutional or retail investors. Although there is no assurance that the Company will be successful with our fund raising initiatives, Management believes that the Company will be able to secure the necessary financing as a result of ongoing financing discussions with third party investors and existing stockholders. There can be no assurance that potential financing will be obtained on term acceptable to management and future financing may substantially dilute the ownership of existing stockholders

Management intends to restore profitability by continuing to grow our operations and customer base while maintaining the overhead savings we achieved during our recent restructuring. Management’s recent restructuring of the Company’s debt contributed to reducing the Company’s debt load. Management believes that the actions presently being taken to further implement its business plan, generate additional revenues and restructure certain liabilities provide the opportunity for the Company to continue as a going concern. If the Company is not successful in becoming profitable, it may have to further delay or reduce expenses, or curtail operations. The accompanying consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that could result should the Company not continue as a going concern.

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

Contractual Obligations

Except as described below, there were no other significant changes to our outstanding contractual obligations as of May 31, 2017 from amounts previously disclosed in our 2016 Annual Report.

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

Subsequent Events

On June 30, 2017, the Company renewed an enrollment services contract with University of the Southwest.

On July 1, 2017, Cary Sucoff resigned his position as a Director of the Company and Chair of the Compensation Committee of the Company’s Board of Directors.

On July 1, 2017, Jerry Rubinstein resigned his position as a Director of the Company and Chair of the Audit Committee of the Company’s Board of Directors.

On July 6, 2017, the Company executed a multi-year contract with the Maricopa County Community College System to provide student lifecycle services.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

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

We carried out an evaluation under the supervision and with the participation of management, including our principal executive officer and principal financial and accounting officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of May 31, 2017, the end of the period covered by this Quarterly Report. Based upon the evaluation of our disclosure controls and procedures as of May 31, 2017, our Chief Executive Officer (principal executive officer and principal financial and accounting officer) concluded that, as of such date, our disclosure controls and procedures were effective.

Changes in Internal Control over Financial Reporting

No changes in the Company’s internal control over financial reporting have come to management’s attention during the Company’s most recently completed fiscal quarter that have materially affected, or are likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item. A description of “Risk Factors” applicable to the Company, its business and investment in its securities is disclosed in our Annual Report on Form 10-K for the year ended August 31, 2016.

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

GREENWOOD HALL, INC.

Date: July 24, 2017	By:	/s/ John Hall
John Hall
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer