Form 10-Q/A
period 2017-05-31
GREENWOOD HALL, INC.
filed 2017-07-25
CIK 1557644

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

EXPLANATORY NOTE

The sole purpose of this amendment to our Quarterly Report on Form 10-Q for the quarterly period ended May 31, 2017, originally filed with the Securities and Exchange Commission on July 24, 2017, is to furnish Exhibit 101 to the Form 10-Q, which contains the XBRL (eXtensible Business Reporting Language) Interactive Data File for the financial statements and notes included in Part I, Item 1 of the Form 10-Q. As permitted by Rule 405(a)(2)(ii) of Regulation S-T, Exhibit 101 was required to be furnished by amendment within 30 days of the original filing date of the Form 10-Q.

No other changes have been made to the Form 10-Q and the Form 10-Q has not been updated to reflect events occurring subsequent to the original filing date.

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

GREENWOOD HALL, INC.

Date: July 25, 2017	By:	/s/ John Hall
John Hall
Chief Executive Officer
Principal Executive Officer and Principal Financial and Accounting Officer